Form 10QSB
period 2001-03-30
VERY BEST OF THE INTERNET COM INC
filed 2001-07-06
CIK 1133597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX          QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934


                      For the quarterly period ended June 30, 2001

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934



                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-32543
                                     -------

                         VeryBestoftheInternet.com, Inc.
        (Exact name of small business issuer as specified in its charter)

            Texas                                            75-2910096
-----------------------------                       ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

               1950 Stemmons Freeway, Suite 4048, Dallas, TX 75207
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-4333
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 5, 2001: 9,720,000
                                          -----------------------

Transitional Small Business Disclosure Format (check one)         YES     NO X
                                                                     ---    ---

                         VeryBestoftheInternet.com, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation        8

Signatures                                                                 10

Part 1 - Financial Information
Item 1.  Financial Statements

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                           June 30,    June 30,
                                                            2001        2000
                                                           --------    --------
                                     ASSETS
                                     ------
Current assets
  Cash on hand and in bank                                 $  4,938    $   --
                                                           --------    --------

      Total current assets                                    4,938        --
                                                           --------    --------

Total Assets                                               $  4,938    $   --
                                                           ========    ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accounts payable - trade                                 $  3,530    $   --
  Working capital loan                                        4,000        --
                                                           --------    --------

    Total current liabilities                                 7,530        --
                                                           --------    --------


Commitments and contingencies


Stockholders' equity
  Preferred stock - $0.0001 par value
    10,000,000 shares authorized
    None issued and outstanding                                --          --
  Common stock - $0.0001 par value
    40,000,000 shares authorized
    9,720,000 shares issued and outstanding                     972        --
  Contributed capital                                         7,000        --
  Deficit accumulated during the development stage          (10,564)       --
                                                           --------    --------

    Total stockholders' equity                               (2,592)       --
                                                           --------    --------

Total Liabilities and Stockholders' Equity                 $  4,938    $   --
                                                           ========    ========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.
                                                                               3




                         VeryBestoftheInternet.com, Inc,
                        (a development stage enterprise)
                    Statement of Operations and Comprehensive
                 Income Six and Three months ended June 30, 2001
                                  and 2000 and
   Period from November 21, 2000 (date of incorporation) through June 30, 2001

                                   (Unaudited)
                                                                                                  Period from
                                                                                                  November 21,
                                            Six            Six          Three          Three     2000 (date of
                                           months         months        months         months    incorporation)
                                           ended          ended         ended          ended        through
                                          June 30,       June 30,      June 30,       June 30,      June 30,
                                            2001           2000          2001           2000          2001
                                        -----------    -----------   -----------    -----------   -----------

Revenues                                $      --      $      --     $      --      $      --     $      --

Cost of Sales                                  --             --            --             --            --
                                        -----------    -----------   -----------    -----------   -----------

Gross Profit                                   --             --            --             --            --
                                        -----------    -----------   -----------    -----------   -----------

Operating expenses
  Organizational and
    start-up costs                             --             --            --             --           1,000
  Officer compensation                        6,000           --           3,000           --           6,000
  Legal and professional fees                 3,530           --             540           --           3,530
  General and administrative expenses            34           --              34           --              34
                                        -----------    -----------   -----------    -----------   -----------
    Total operating expenses                  9,564           --           3,574           --          10,564
                                        -----------    -----------   -----------    -----------   -----------

Loss from operations                         (9,564)          --          (3,574)          --         (10,564)

Other income (expense)                         --             --            --             --            --
                                        -----------    -----------   -----------    -----------   -----------

Loss before income taxes                     (9,564)          --          (3,574)          --         (10,564)

Provision for income taxes                     --             --            --             --            --
                                        -----------    -----------   -----------    -----------   -----------

Net Loss                                     (9,564)          --          (3,574)          --         (10,564)

Other comprehensive income                     --             --            --             --            --
                                        -----------    -----------   -----------    -----------   -----------

Comprehensive Loss                      $    (9,564)   $      --     $    (3,574)   $      --     $   (10,564)
                                        ===========    ===========   ===========    ===========   ===========

Loss per weighted-average share
  of common stock outstanding,
  computed on net loss -
  basic and fully diluted                       nil            nil           nil            nil           nil
                                        ===========    ===========   ===========    ===========   ===========

Weighted-average number of
  common shares outstanding               9,720,000      9,720,000     9,720,000      9,720,000     9,720,000
                                        ===========    ===========   ===========    ===========   ===========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.
                                                                               4




                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                             Statement of Cash Flows
                   Six months ended June 30, 2001 and 2000 and
   Period from November 21, 2000 (date of incorporation) through June 30, 2001

                                   (Unaudited)
                                                                               Period from
                                                                               November 21,
                                                  Six             Six         2000 (date of
                                                 months          months       incorporation)
                                                 ended           ended           through
                                                June 30,         June 30,        June 30,
                                                 2001             2000            2001
                                                --------         --------        --------

Cash flows from operating activities
  Net loss for the period                       $ (9,564)        $   --          $(10,564)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                 --               --              --
      Compensation expense contributed             6,000             --             6,000
      Increase in accounts payable                 3,530             --             3,530
                                                --------         --------        --------

Net cash used in operating activities                (34)            --            (1,034)
                                                --------         --------        --------


Cash flows from investing activities                --               --              --
                                                --------         --------        --------


Cash flows from financing activities
  Proceeds from working capital loan               4,000             --             4,000
  Proceeds from sale of common stock                --               --               972
  Capital contributed to support operation    s     --               --             1,000
                                                --------         --------        --------

Net cash provided by financing activities          4,000             --             5,972
                                                --------         --------        --------

Increase in Cash                                   3,966             --             4,938

Cash at beginning of period                          972             --              --
                                                --------         --------        --------

Cash at end of period                           $  4,938         $   --          $  4,938
                                                ========         ========        ========

Supplemental disclosure of
  interest and income taxes paid
  Interest paid for the period                  $   --           $   --          $   --
                                                ========         ========        ========
  Income taxes paid for the period              $   --           $   --          $   --
                                                ========         ========        ========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.
                                                                               5

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Organization and Description of Business

VeryBestoftheInternet.com, Inc. (Company) was incorporated on November 21, 2000 under the laws of the State of Texas. The Company was formed to be an on-line Internet website ranking service.

The Company uses a year-end of December 31 and uses the accrual method of accounting.

The Company's majority shareholders and/or its officers continue to maintain the corporate status of the Company and provide all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority shareholder's continuing support. The majority shareholders intend to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $10,564.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Registration Statement Under The Securities Act of 1933 on Form SB-2, which went effective in May 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Summary of Significant Accounting Policies

1.  Cash and cash equivalents
    -------------------------

    For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

    Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

2.  Organization costs
    -------------------

    The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.  Income Taxes
    ------------

    The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

    As of June 30, 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.  Earnings (loss) per share
    -------------------------

    Basic  earnings  (loss) per share is  computed  by  dividing  the net income
    (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001, the Company had no warrants and/or options outstanding.

Note C - Working Capital Loan

On June 30, 2001, a minority shareholder loaned the Company $4,000 to support operations. The note is due on demand and bears interest at 6.5%.

Note D - Equity Transactions

At its November 21, 2000 capitalization, the Company sold an aggregate 9,720,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $972.

Note E - Officer Compensation

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $6,000 each. This amount is being contributed as additional capital to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)   Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to VeryBestoftheInternet.com, Inc. (Company), that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)   General comments

Our sole business purpose is to be an on-line Internet website ranking service. We believe that given the sheer volume of sites available for consumers to browse, there exists a need for a service that will help consumers identify sites that are most useful to them so as to minimize the time expended in searching for the desired information. By accessing our Grade The Web website, consumers can gain, at not cost to them, valuable information and rankings on many of the Internet's sites that fall under the categories that we will review. On our website, both our management and our website users will assign a "letter grade" to each site surveyed, similar to grades received by many school students. Grades assigned by our management will be unbiased assessments of various aspects of the sites, which may include the esthetics of the site, ease of navigation, and the sophistication of their technology. Our visitors will be able to grade a particular site based on the same criteria as our management, but their grades will be reported on a different part of the site. We will not receive any compensation for grading a particular site, nor will we generate any revenue from the sale of merchandise off our site. However, graded sites may advertise on our site, but the fact that they are paying to advertise on our site will be disclosed on the part of the site that evaluates and grades the site that has purchased the banner space.

We have identified approximately 20 of the most useful categories of Internet sites for the consumer. These categories include: Apparel, Toys & Games, Kids, Reference, Home Improvement, Health & Fitness, Jewelry, Entertainment, Religion, Education, Travel, Pets, On-Line Trading, Community, Auctions, Electronics, News, Sports, Real Estate, and Food.

Within each category, we will have sub-categories that are more descriptive of the listed sites. For example, there will be a category on apparel. Within such category there will be sub-categories such as women's clothing, children's clothing, footwear, sports and formal wear. Then, within each sub-category, we will identify and profile at least five sites. The profile will contain a short description of each aspect of the site that is being evaluated, the grade for each such category and a link to the site.

As an additional feature, our website users will be able to assign their own grade to each of the listed sites. These grades will be averaged and listed as an additional element to help our users further evaluate these sites. Users will also be encouraged to suggest sites for us to evaluate. Suggestions will be sent to us via an interactive form that will allow users to request that we consider a site for grading. Consumers will therefore be able to easily identify at least five sites that may contain materials of interest and will have an idea as to quality of site, in our opinion, before having to undertake a timely search involving the entry of key terms and the review of each site generated by traditional search engines.

We intend to solely generate revenues from Internet advertisers and marketers that will pay a fee for banner advertising and direct hyperlink connections to their websites. Websites of our advertisers may appear in our rankings, but they will not receive any special consideration because of the fact that they advertise with us, nor will we disclose how much such advertiser is paying to advertise on our site. We intend to develop a homepage user base and specific targeting capabilities in order to offer our advertisers and marketers customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers. All areas of the website that contain banner ads will also contain disclaimers stating that the banner is being paid for by the advertiser and its inclusion is not an endorsement by management of the advertised site.

Based on industry reports such as the eAdvertising Report, we believe that the amount of money spent on Internet advertising will increase in the future. We therefore believe that many businesses desire to advertise and market their products or services online so as to supplement or replace traditional advertising and marketing. Our objective is to generate revenue from businesses seeking to take advantage of online direct marketing as a way to maximize their advertising expenditures.

We expect to implement our business strategy over the next three to 12 months.

(3)   Results of Operations

We are in the development stage and have not generated any revenues from our inception in November 2000. For the period from inception through June 30, 2001, we have experienced losses of approximately $10,500, principally for legal and accounting expenses related to our Form SB-2 filing. Additionally, this loss includes charges for executive compensation of $3,000 per quarter, which is being contributed as additional paid-in capital to assist in the maintenance of the corporate entity.

Accordingly, our financial results, from inception to June 30, 2001 are not a meaningful indication of future operations. For the period from our incorporation on November 21, 2000 through June 30, 2001, our activities related primarily to the recruitment of a website developer and the establishment our organizational and technical infrastructure. The expected significant costs related to our operation will be the development of the website, data acquisition costs, human resource costs and advertising and marketing costs.

(4) Liquidity and capital resources

From inception through December 31, 2000, we received $972 in net proceeds from our initial investors and our founders. On June 30, 2001, we received the proceeds from a working capital loan from a minority shareholder. This note is due upon demand and bears interest at 6.5%.

At June 30, 2001, we had approximately $4,900 in cash. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the minimum offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

As a result of our arrangement with InSite Productions, LLC, an entity affiliated with Company's controlling shareholders, for the development, hosting and maintenance of our "Grade The Web" Website, we do not expect to make any significant equipment purchases nor do we anticipate incurring any research and development costs.

We do not believe that we would need to add any additional employees during the next 12 months.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VeryBestoftheInternet.com, Inc.

Date:  July 5, 2001                                 /s/ Danny Gunter
       ------------                              -------------------------------
                                                                    Danny Gunter
                                                          Chairman, Director and
                                                         Chief Executive Officer