Form 10QSB
period 2001-09-30
VERY BEST OF THE INTERNET COM INC
filed 2001-11-02
CIK 1133597

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                For the quarterly period ended September 30, 2001

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF --------- 1934


                For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-32543

                         VeryBestoftheInternet.com, Inc.
        (Exact name of small business issuer as specified in its charter)

        Texas                                               75-2910096
----------------------------                        ----------------------------
(State of incorporation)                              (IRS Employer ID Number)

               1950 Stemmons Freeway, Suite 4048, Dallas, TX 75207
                    (Address of principal executive offices)

                                 (214) 800-4333
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 31, 2001: 9,720,000
                                                 -------------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                         VeryBestoftheInternet.com, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1   Financial Statements                                             3

  Item 2   Management's Discussion and Analysis or Plan of Operation       11


Part II - Not Applicable


Signatures                                                                 15



Item 1 - Part 1 - Financial Statements

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                             September 30,   September 30,
                                                                  2001            2000
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $        940    $       --
                                                             ------------    ------------

       Total current assets                                           940            --
                                                             ------------    ------------

Total Assets                                                 $        940    $       --
                                                             ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $      1,327    $       --
   Working capital loan                                             4,000            --
   Accrued interest payable                                            65            --
                                                             ------------    ------------

     Total current liabilities                                      5,392            --
                                                             ------------    ------------


Commitments and contingencies


Stockholders' equity
   Preferred stock - $0.0001 par value
     10,000,000 shares authorized
     None issued and outstanding                                     --              --
   Common stock - $0.0001 par value
     40,000,000 shares authorized
     9,720,000 shares issued and outstanding                          972            --
   Contributed capital                                             11,080            --
   Deficit accumulated during the development stage               (16,504)           --
                                                             ------------    ------------

     Total stockholders' equity                                    (4,452)           --
                                                             ------------    ------------

Total Liabilities and Stockholders' Equity                   $        940    $       --
                                                             ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                         VeryBestoftheInternet.com, Inc,
                        (a development stage enterprise)
                Statement of Operations and Comprehensive Income
           Nine and Three months ended September 30, 2001 and 2000 and
Period from November 21, 2000 (date of incorporation) through September 30, 2001

                                   (Unaudited)

                                                                                                                  Period from
                                                                                                                   November 21,
                                                                                                                       2000
                                                                                                                    (date of
                                          Nine months        Nine months       Nine months        Nine months      incorporation)
                                             ended              ended             ended              ended            through
                                         September 30,      September 30,     September 30,      September 30,     September 30,
                                               2001               2000              2001               2000              2001
                                         -------------      -------------     -------------      -------------     -------------
Revenues                                 $        --        $        --       $        --        $        --       $        --

Cost of Sales                                     --                 --                --                 --                --
                                         -------------      -------------     -------------      -------------     -------------

Gross Profit                                      --                 --                --                 --                --
                                         -------------      -------------     -------------      -------------     -------------

Operating expenses
   Organizational and start-up costs              --                 --                --                 --               1,000
   Officer compensation                          9,000               --               3,000               --               9,000
   Legal and professional fees                   4,857               --               1,327               --               4,857
   General and administrative expenses           1,582               --               1,548               --               1,582
   Interest expense                                 65               --                  65               --                  65
                                         -------------      -------------     -------------      -------------     -------------
     Total operating expenses                   15,504               --               5,940               --              16,504
                                         -------------      -------------     -------------      -------------     -------------

Loss from operations and
   before provision for income taxes           (15,504)              --              (5,940)              --             (16,504)

Provision for income taxes                        --                 --                --                 --                --
                                         -------------      -------------     -------------      -------------     -------------

Net Loss                                       (15,504)              --              (5,940)              --             (16,504)

Other comprehensive income                        --                 --                --                 --                --
                                         -------------      -------------     -------------      -------------     -------------

Comprehensive Loss                       $     (15,504)     $        --       $      (5,940)     $        --       $     (16,504)
                                         =============      =============     =============      =============     =============


                                  - Continued -

The  financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                         VeryBestoftheInternet.com, Inc,
                        (a development stage enterprise)
          Statement of Operations and Comprehensive Income - Continued
           Nine and Three months ended September 30, 2001 and 2000 and
Period from November 21, 2000 (date of incorporation) through September 30, 2001

                                   (Unaudited)

                                                                                                                  Period from
                                                                                                                   November 21,
                                                                                                                       2000
                                                                                                                    (date of
                                          Nine months        Nine months       Nine months        Nine months      incorporation)
                                             ended              ended             ended              ended            through
                                         September 30,      September 30,     September 30,      September 30,     September 30,
                                               2001               2000              2001               2000              2001
                                         -------------      -------------     -------------      -------------     -------------

Net Loss                                 $     (15,504)     $        --       $      (5,940)     $        --       $     (16,504)

Other comprehensive income                        --                 --                --                 --                --
                                         -------------      -------------     -------------      -------------     -------------

Comprehensive Loss                       $     (15,504)     $        --       $      (5,940)     $        --       $     (16,504)
                                         =============      =============     =============      =============     =============


Loss per weighted-average share
   of common stock outstanding,
   computed on net loss -
   basic and fully diluted               nil                    nil              nil                 nil              nil
                                         =============      =============     =============      =============     =============

Weighted-average number of
   common shares outstanding                 9,720,000          9,720,000         9,720,000          9,720,000         9,720,000
                                         =============      =============     =============     ==============      ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5



                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                             Statement of Cash Flows
                  Nine months ended September 30, 2001 and 2000
Period from November 21, 2000 (date of incorporation) through September 30, 2001

                                   (Unaudited)

                                                                                     Period from
                                                                                     November 21,
                                                                                    2000 (date of
                                               Nine months         Nine months      incorporation)
                                                   ended              ended           through
                                               September 30,       September 30,    September 30,
                                                     2001                2000             2001
                                               -------------       -------------    -------------
Cash flows from operating activities
   Net loss for the period                     $    (15,504)      $       --        $    (16,504)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                   --                 --                --
       Compensation expense contributed               9,000               --               9,000
       Increase in
         Accounts payable                             1,327               --               1,327
         Accrued interest payable                        65               --                  65
                                               ------------       ------------      ------------

Net cash used in operating activities                (5,112)              --              (6,112)
                                               ------------       ------------      ------------


Cash flows from investing activities                   --                 --                --
                                               ------------       ------------      ------------


Cash flows from financing activities
   Proceeds from working capital loan                 4,000               --               4,000
   Proceeds from sale of common stock                  --                 --                 972
   Capital contributed to support operations          1,080               --               2,080
                                               ------------       ------------      ------------

Net cash provided by financing activities             5,080               --               7,052
                                               ------------       ------------      ------------

Increase in Cash                                        (32)              --                 940

Cash at beginning of period                             972               --                --
                                               ------------       ------------      ------------

Cash at end of period                          $        940       $       --        $        940
                                               ============       ============      ============

Supplemental disclosure of
   interest and income taxes paid
   Interest paid for the period                $       --         $       --        $       --
                                               ============       ============      ============
   Income taxes paid for the period            $       --         $       --        $       --
                                               ============       ============      ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               6

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $16,400.

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

2.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001, the Company had no warrants and/or options outstanding.


Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note D - Working Capital Loan

On June 30, 2001, a minority shareholder loaned the Company $4,000 to support operations. The note is due on demand and bears interest at 6.5%.




                (Remainder of this page left blank intentionally)

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
September 30, 2000 and 2000, respectively, are as follows:

                                                   September 30,   September 30,
                                                         2001            2000
                                                   -------------   -------------
          Federal:
            Current                                $        --     $        --
            Deferred                                        --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
          State:
            Current                                         --              --
            Deferred                                        --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

            Total                                  $        --     $        --
                                                   =============   =============


As of September 30, 2001, the Company has a net operating loss  carryforward  of approximately  $16,500  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the nine months ended September 30, 2001 and 2000 and the period from November 21, 2000 (date of incorporation) through September 30, 2001, respectively, are as follows:

                                                                                             Period from
                                                                                             November 21,
                                                                                             2000 (date of
                                                             Nine months      Nine months    incorporation)
                                                                ended            ended          through
                                                            September 30,    September 30,   September 30,
                                                                  2001             2000            2001
                                                            -------------    -------------   -------------

Statutory rate applied to income before income taxes        $      (5,271)   $        --     $      (5,611)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --               --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          (5,271)            --             5,611
                                                            -------------    -------------   -------------

       Income tax expense                                   $        --      $        --     $        --
                                                            =============    =============   =============




                         VeryBestoftheInternet.com, Inc.
                                         (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                                      Period from
                                                                      November 21,
                                                                      2000 (date of
                                      Nine months      Nine months    incorporation)
                                         ended            ended          through
                                     September 30,    September 30,   September 30,
                                           2001             2000            2001
                                     -------------    -------------   -------------

Deferred tax assets
  Net operating loss carryforwards   $       5,271    $        --     $       5,611
  Less valuation allowance                  (5,271)            --            (5,611)
                                     -------------    -------------   -------------

Net Deferred Tax Asset               $        --      $        --     $        --
                                     =============    =============   =============


Note F - Equity Transactions

At its November 21, 2000 capitalization, the Company sold an aggregate 9,720,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $972.


Note G - Officer Compensation

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $6,000 each. This amount is being contributed as additional capital to the Company.

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


(2)  Results of Operations, Liquidity and Capital Resources

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

We have identified approximately 20 of the most useful categories of Internet sites for the consumer. These categories include: Apparel, Toys & Games, Kids, Reference, Home Improvement, Health & Fitness, Jewelry, Entertainment, Religion, Education, Travel, Pets, On-Line Trading, Community, Auctions, Electronics, News, Sports, Real Estate and Food.

Within each category, we will have sub-categories that are more descriptive of the listed sites. For example, there will be a category on apparel. Within suchcategory there will be sub-categories such as women's clothing, children's clothing, footwear, sports and formal wear. Then, within each sub-category, we will identify and profile at least five sites. The profile will contain a short description of each aspect of the site that is being evaluated, the grade for each such category and a link to the site.
                                                                              11

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

We intend to achieve our business strategy through the following key strategies, which we expect to implement over the next three to 12 months:

       Establish and increase number of advertising and marketing clients

We are seeking to establish a broad advertising and marketing client base, and to in turn increase such base by establishing and growing the number of Internet users that view our website. To accomplish this, we will focus on developing an appealing and informative website and we may develop a direct sales force.


                 Establish and increase traffic and transactions

Our strategy of rapidly establishing and increasing consumer traffic to our website is focused on both new and repeat visitors. New visits are expected to be driven primarily by online advertising programs and word-of-mouth referrals.

      Develop and use technology to enhance website capabilities and visits

We will design and implement our website to encourage consumers to frequently revisit. As part of our effort to promote repeat visits, we will develop features that will make our visitors' homepage experience faster and easier.

                          Technology and Infrastructure

We plan to develop an expandable, secure and reliable technology infrastructure to support our website ranking service. Our technology and infrastructure model does not require us to expend funds for research and development, nor have we incurred any expenses for such functions since our inception.

                                  Expandability

Our technology will be designed to support up to at least six million visitors per month. We will have the ability to rapidly increase our user capacity.

                                    Security

We plan to incorporate a variety of techniques meant to protect the privacy of user information transmitted to and from the site. The data center where our system will be located provides security management 24 hours per day, seven days per week.

                                   Reliability

Our software system will use industry standard technologies to maximize reliability. We will also use state of the art technologies to connect the site to the Internet. We will regularly back up our databases and other information to tapes which will retain our data for a long period of time.

Our servers will be housed at a different geographic location which will have adequate security and back up power sources. We will continually evaluate our technology and will secure updates if necessary.

                                   Competition

We believe that competition in our website business is based on factors that include the following:
     - brand recognition;
     - ease and speed of use; and
     - quality and reliability.

                               Website competition

We face intense competition from both traditional and online advertising and direct marketing companies. We compete directly and indirectly for marketers and consumers with companies in various categories, including Epinions.com, Deja.com and Productopia.com. As stated elsewhere n this prospectus, we are at a competitive disadvantage with these sites because they have developed consumer loyalty based on a history of operations. We believe our site is different from our competition because of the manner in which we grade/evaluate sites. However, unless we can adequately market our site to consumers and consumers agree with our assessment as to how sites should be graded, our business plan will not be successful when compared to other sites that provide similar services.

                       Specialty lead-generation websites

Various websites focus on generating leads for a specific segment of the direct marketing industry, such as the catalog, magazine or coupon segments. While these websites typically provide a depth of offerings within their specific sector, they may not offer promotions across a broad spectrum of product categories. These sites include eNews, Cataloglink and Catalogcity.

                                 Other websites

We also compete with a number of "community" sites that offer content, services or information about a particular topic, as well as other advertising networks.

The number of websites competing for consumer attention and marketers' dollars has proliferated, and we expect that competition will continue to intensify. We also compete with traditional media such as television, radio and print for a share of marketers' total marketing budgets.

In addition to the above, we believe that the principal competitive factors in our website markets are:

     - the volume of online visitors;
     - duration and frequency of visits;
     -the demographic profiles of visitors; and
     - performance of advertisements.

Our website competitors are larger and have greater financial, technical and marketing resources than us, and no assurance can be given that we will be able to successfully compete against these competitors.

(3)  Results of Operations

We are in the development stage and have not generated revenues from our inception in November 2000. For the period from inception through September 30, 2001, we have experienced losses of approximately $16,500, principally for legal and accounting expenses related to our Form SB-2 filing. Additionally, this loss includes charges for executive compensation of $3,000 per quarter, which is being contributed as additional paid-in capital to assist in the maintenance of the corporate entity.

Accordingly, our financial results, from inception to September 30, 2001, are not meaningful as an indication of future operations. For the period from our incorporation on November 21, 2000 through September 30, 2001, our activities related primarily to the recruitment of a website developer and the establishment our organizational and technical infrastructure. The expected significant costs related to our operation will be the development of the website, data acquisition costs, human resource costs and advertising and marketing costs.

(4)  Liquidity and capital resources

From inception through September 30, 2001, we received $972 in net proceeds from our founders and initial investors. On June 30, 2001, we received the proceeds from a working capital loan from a minority shareholder. This note is due upon demand and bears interest at 6.5%.

At September 30, 2001, we had approximately $940 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the minimum offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

As a result of our arrangement with InSite Productions, LLC for the development, hosting and maintenance of our "Grade The Web" Website, we do not expect to make any significant equipment purchases nor do we anticipate incurring any research and development costs.

We do not believe that we would need to add any additional employees during the next 12 months.


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K
   Exhibits - None
   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VeryBestoftheInternet.com, Inc.


October  31  , 2001                                 /s/ Danny Gunter
        ----                                     -------------------------------
                                                                    Danny Gunter
                                                          Chairman, Director and
                                                         Chief Executive Officer