Form 10KSB
period 2001-12-31
VERY BEST OF THE INTERNET COM INC
filed 2002-02-20
CIK 1133597

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission File Number: 0-32543

                         VERYBESTOFTHEINTERNET.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

          Texas                                          75-2910096
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        1950 Stemmons Freeway, Suite 4048
                               Dallas, Texas 75207
          (Address of Principal Executive Offices, including Zip Code)

                                 (214) 800-4333
                (Issuer's Telephone Number, Including Area Code)
                                 ---------------

         Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class                                        Name of Each Exchange
-------------------                                         on which Registered
        N/A                                                 -------------------
                                                                    N/A


         Securities registered under Section 12 (g) of the Exchange Act:

                                 Title of Class
                                 --------------
                         Common Stock, $.0001 par value

     Check  whether  the issuer (i) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $-0-. Although application has been made, the issuer's common stock is not yet eligible for trading on the OTC Bulletin Board. As such, the aggregate market value of common stock held by non-affiliates of the issuer as of the date of this report cannot be determined.. As of February 15, 2002, there were 9,823,400 shares of the issuer's common stock outstanding.

                       Documents Incorporated by Reference
     No documents, other than certain exhibits, have been incorporated by reference into this report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. PROPERTIES..........................................................7
   ITEM 3. LEGAL PROCEEDINGS...................................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.................7
   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............7
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........7
   ITEM 7. FINANCIAL STATEMENTS................................................8
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE............................................8

                                     PART II

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................9
   ITEM 10. EXECUTIVE COMPENSATION............................................10
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.....................................................10
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................11
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................11

                                     PART I

CAUTION REGARDING FORWARD-LOOKING INFORMATION

     This annual report contains certain forward-looking statements and information relating to VeryBestoftheInternet.com, Inc. (the "Company") that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

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

     We have identified approximately 20 of the most useful categories of Internet sites for the consumer. These categories include:

     Apparel       Toys & Games        Kids        Reference    Home Improvement
Health & Fitness      Jewelry     Entertainment     Religion        Education
     Travel            Pets      On-Line Trading   Community        Auctions
   Electronics         News           Sports       Real Estate        Food


     Within each category, we will have sub-categories that are more descriptive of the listed sites. For example, there will be a category on apparel. Within such category there will be sub-categories such as women's clothing, children's clothing, footwear, sports and formal wear. Then, within each sub-category, we will identify and profile at least five sites. The profile will contain a short description of each aspect of the site that is being evaluated, the grades for each such category and a link to the site.

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

     We intend to solely generate revenues from Internet advertisers and marketers that will pay a fee for banner advertising and direct hyperlink connections to their websites. Websites of our advertisers may appear in our rankings, but they will not receive any special consideration because of the fact that they advertise with us, nor will we disclose how much such advertiser is paying to advertise on our site. We intend to develop a homepage user base and specific targeting capabilities in order to offer our advertisers and marketers customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers. All areas of the website that contain banner ads will also contain disclaimers stating that the banner is being paid for by the advertiser and its inclusion is not an endorsement by management of the advertised sites.

     We anticipate that the site will be operational by March 31, 2002.

Strategy

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

Develop and use technology to enhance website capabilities and visits

     Our website will encourage consumers to frequently revisit. As part of our effort to promote repeat visits, we will develop features that will make our visitors' homepage experience faster and easier.

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

Competition

     We believe that competition in our website business is based on factors that include the following:

     >>   brand recognition;

     >>   ease and speed of use; and

     >>   quality and reliability.

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

     In addition to the above, we believe that the principal competitive factors in our website markets are:

     >>   the volume of online visitors;

     >>   duration and frequency of visits;

     >>   the demographic profiles of visitors; and

     >>   performance of advertisements.

     Our website competitors are larger and have greater financial, technical and marketing resources than us, and no assurance can be given that we will be able to successfully compete against these competitors.

Government Regulation

     Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in Internet usage and reduce the demand for all products and services offered on the Internet. Recently, Congress enacted legislation regarding children's privacy on the Internet. It is possible that additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, taxation, advertising, intellectual property rights and information security. Several states have proposed legislation to limit the use of personal user information gathered online or to require online services to establish privacy policies. We believe that we are fully compliant with all state and federal privacy laws.

     The Federal Trade Commission recently reported that it has no present intention of proposing legislation to address online privacy in the near future, and that it believes self-regulation to be the best course of action, except for rules enacted to implement the Children's Online Privacy Protection Act, which governs the collection of personal information from children and the confidentiality of such information. However, the FTC has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. We believe that we are fully compliant will all FTC privacy laws.

     We do not know how our business may be affected by the application to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. Most of these laws were adopted before the advent of the Internet and do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our service or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

     In addition, because our services are available on the Internet in multiple states and foreign countries, these states and countries may claim that we are required to qualify to do business in their jurisdictions. Our failure to qualify in any jurisdictions where we are required to do so could subject us to taxes and penalties. It could also restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition. We are currently not aware of any violations by us of any laws or regulations of any states or other countries or of any material failure to qualify in any states or countries.

     The European Union has adopted a privacy directive that went into effect in 1998. Under this directive, business entities domiciled in member states of the EU are limited with respect to the transactions in which they may engage with business entities domiciled outside the EU, unless the non-EU entities are domiciled in jurisdictions with privacy laws comparable to the EU privacy directive. The United States presently does not have laws that satisfy the EU privacy directive. Discussions between representatives of the EU and the United States are ongoing and may lead to a number of safe harbor provisions which, if adhered to, would allow business entities in the EU and the United States to continue doing business without limitation. If these negotiations are not successful and the EU begins enforcing the privacy directive, there could be an adverse impact on international Internet business. If we do business directly in the EU in the future, we will be required to comply with the EU privacy directive.

Intellectual Property

     We regard any copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property that we may obtain as critical to our success, and we intend to vigorously protect our intellectual property rights. We have not registered any of our trademarks or service marks and we currently do not hold any patents. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

     We have registered VeryBestoftheInternet.com and Grade The Web.com as a domain name. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is evolving. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe on or otherwise decrease the value of our trademarks and other proprietary rights. We have no knowledge of any companies in other countries using domain names that infringe on our trademarks.

Employees

     As of December 31, 2001, only our two officers and directors worked on a part time basis for the Company.

Risk Factors

     Certain of the statements contained in this Annual Report on Form 10-KSB are forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially, including the following risk factors:

Management will be able to exercise control of our common stock and may make decisions that are not in the best interest of all shareholders.

     Our current management, including Danny Gunter, our chief executive officer and chairman of our board of directors, and Adrienne Beam, our president, secretary and a member of our board of directors, in the aggregate beneficially own approximately 93.1% of the outstanding shares of our common stock. Accordingly, management is able to control the election of directors and all other matters subject to shareholder votes. This concentration of ownership may have the effect of delaying or preventing a change of control of VeryBestoftheInternet.com, even if this change of control would benefit shareholders.

If we cannot attract parties to purchase banner advertisement on our site, our strategy will not be successful.

     Our business strategy involves attracting and maintaining the loyalty of a large number of visitors to our website in order to attract new Internet advertisers and marketers, which will be our only source of revenue. If we cannot demonstrate that our site is a beneficial location for advertisers to acquire banner space, our business strategy will fail. Furthermore, as we are a start-up company with no operating history and limited financial resources, other websites that provide similar services and that have an established base of users possess a competitive advantage in attracting advertisers to their site.

Our success could be jeopardized if key personnel leave.

     Our future success depends to a significant extent on the efforts and abilities of our management, Danny Gunter, our chief executive officer and chairman of the board of directors, and Adrienne Beam, our president, secretary and a member of our board of directors. The loss of the services of either of these individuals could harm our business. We may be unable to attract, motivate and retain suitable replacements for these individuals or other key employees in the future. Competition for employees in Internet-related businesses is intense, and we may experience difficulty in hiring qualified personnel.


If the Internet is not accepted in the marketplace as a viable vehicle through which marketers can advertise their products and services, our business plan will not succeed.

     The Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt Internet marketing or may not devote the amount of money to Internet advertising that we expect. Many marketers have limited or no experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to Internet marketing. If marketers do not desire to use the Internet and in particular our site as an advertising medium our business will not succeed.



Our business may be harmed if we fail to protect our domain names.

     We currently hold the Internet domain names VeryBestoftheInternet.com and Grade The Web.com. We may be unable to prevent third parties from acquiring similar domain names, which could reduce the value of our brand name and take customers away from our website to such an extent that advertisers will not purchase banner advertisements on our site.

Privacy regulations of the Internet could hurt our business.

     If laws and regulations are adopted that limit our ability to provide user information to marketers, such statutes will diminish the viability of our site as an advertising medium for our target marketers, which will in turn adversely impact our business as well as not be able to readily sell banner space.

     Our independent auditors are of the opinion that there is substantial doubt if we can continue business operations without additional capital.

     Our financial statements, found elsewhere in this report, were prepared assuming that we will continue as a going concern. Our independent auditor, in its report regarding our financial statements, expressed the fact that there remains substantial doubt as to our ability to continue as a going concern.


ITEM 2. PROPERTIES

     We currently occupy approximately 200 square feet in a leased facility in Dallas, Texas, with a monthly rental cost of approximately $250 per month. The lease for this facility is on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Annual Report, the Company is not a party to any pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year covered by this Annual Report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of February 15, 2002, the Company had approximately 61 holders of record of its Common Stock. Outstanding shares of the Company's Common Stock totaled 9,823,400. The Company's transfer agent is Securities Transfer Corporation, Dallas, Texas.

     The Company has made application with the NASD, Inc. to have its common stock become eligible for quotation on the OTC Bulletin Board. As of the date of this report, the Company's application was still under review by the staff of the NASD, Inc. Trading of the Company's common stock will not commence until the Company has received a clearance letter from the NASD, Inc. authorizing trading and a ticker symbol has been assigned.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

     We are in the development stage and have not generated revenues from our inception to December 31, 2001 and have incurred only expenses related to our organization and professional fees for the preparation and filing of our Registration Statement on Form SB-2. Accordingly, our financial results, from inception to December 31, 2001, are not meaningful as an indication of future operations.

     For the period from our incorporation on November 21, 2000 through December 31, 2001, our activities have been directed primarily to capital formation, the recruitment of a website developer and the establishment of our organizational and technical infrastructure. Future expected significant costs related to our operation will be the operation of the website, data acquisition costs, human resource costs and advertising and marketing costs.

Our liquidity and capital resources

     Since inception through December 31, 2001, our liquidity was derived from our initial capitalization by our founders and a loan from a stockholder. On January 29, 2002, we completed the sale of an aggregate of 103,400 shares of our common stock for aggregate proceeds of approximately $51,700, pursuant to the terms of our self-underwritten public offering of securities.

     As of December 31, 2001 we had approximately $47,451 in cash and cash equivalents, inclusive of in-transit deposits from the escrowed proceeds of our public stock offering..

     From inception through December 31,, 2001, we have incurred negative cash flows from operating activities. We expect to experience losses from operations and negative cash flow for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We believe the net proceeds of $51,700 received from our self-underwritten offering together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

     As a result of our arrangement with InSite Productions, LLC for the development, hosting and maintenance of our "Grade The Web" Website, we do not expect to make any significant equipment purchases nor do we anticipate incurring any research and development costs during the next twelve months. Mr. Gunter and Ms. Beam, our directors and officers, are affiliated with InSite Productions, LLC in various ownership, management and operating capacities.

     We do not believe that we would need to add any additional employees during the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

     The required items are presented as a separate section of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants since inception nor have there been any disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information about the directors and executive officers of the Company. All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until their respective successors are elected and qualified.

Name                   Age           Position
-------------          ---           -------------------------------------------
Danny Gunter           24            Chief Executive Officer and Chairman of the
                                     Board of Directors
Adrienne Beam          31            President, Secretary and Director

     Danny Gunter, our chief executive officer and chairman of our board of directors, has over 5 years of experience in website development and has developed over 20 websites during this period. He currently serves as lead programmer and system administrator of InSite Productions, LLC, a position he has held since April 1999. Prior to that time, he served as website developer for DCT Internet.

     Adrienne Beam, our president, secretary and member of our board of directors, currently serves as president and chief executive officer of InSite Productions, LLC. She earned a BBA at Texas Christian University in 1991 and her career experience includes marketing and promotions for CBS Records, banking operations at Texas Commerce Bank and investor relations for several publicly traded companies. In 1995, Ms. Beam was responsible for forming a start-up website development firm as a subsidiary of Digital Communications Technology Corporation. After spending three years serving as the vice president of Internet services for DCT, and the president of DCT-Internet, she founded InSite in May 1998.

     Adrienne Beam, our president, is also the president, manager and a member of InSite Productions, LLC. Danny Gunter, our chief executive officer, is lead programmer for InSite Productions, LLC. InSite Productions, LLC is a website development company located in Dallas, Texas. It is anticipated that Mr. Gunter and Ms. Beam will remain in their positions with InSite Productions, LLC on a full-time basis, while devoting approximately 15 hours per week to the management and operation of VeryBestoftheInternet.com. However, if the maximum offering is sold up to two additional full-time employees will be retained so as to manage our day-to-day operations and to solicit advertisers for our website. If such additional personnel is added Mr. Gunter and Ms. Beam will likely only devote approximately five hours per week to VeryBestoftheInternet.com.


Board of Directors and Committee Meetings Attendance

     During the fiscal year ended December 31, 2001, the Board acted on two occasions by written unanimous consent of the Board of Directors in lieu of meeting. The Company does not have any committees. The Company currently does not pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays expenses of all of the its directors in attending meetings.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

     Based solely on a review of reports furnished to the Company or written representatives from the Company's directors and executive officers during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     Executive management and oversight services are provided to the Company by Mr. Gunter and Ms. Beam on an "as necessary" basis given the developmental nature of the Company. These two individuals have an informal, unwritten agreement with the Company whereby they are contributing their services to the Company at an agreed-upon annual salary of $6,000 each. This amount is reflected in the accompanying financial statements as compensation expense and as additional contributed capital.

Director Compensation

     The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company pays the expenses of all of its directors in attending board meetings.

Indebtedness of Directors and Senior Officers

     None of the directors or officers of the Company or their respective associates or affiliates is indebted to the Company.

Committees of the Board of Directors and Meeting Attendance

     There are no audit, compensation or other committees of the Board of Directors of the Company.

Family Relationships

     There are no family relationships among the Company's directors or officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of February 15, 2002 relating to the beneficial ownership of shares of Common Stock by (i) each person who owns beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group.

     Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                                             Shares             Percentage of
                                          Beneficially       Shares Beneficially
          Name(1)                            Owned                  Owned
          -------                            -----                  -----
Danny Gunter                               9,100,000                92.6%
Adrienne Beam                                 40,000                  *
All Executive Officers and
Directors as a group(two persons)          9,140,000                93.0%

*Indicates an ownership of less than 1%.
(1) The address of each beneficial owner is c/o the company at 1950 Stemmons Freeway, Suite 4048 Dallas, Texas 75207.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into an agreement with InSite Productions, LLC whereby Insight will develop our website for $33,620. We also rent our office space from Insight. Danny Gunter and Adrienne Beam are principals in InSite Productions, LLC. We pay $250 per month in rent to InSite Productions, LLC and $200 per month for their website maintenance services.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits

1. Financial Statements. The following financial statements are submitted as part of this report:
                                                                            Page
                                                                            ----

     Report of Independent Certified Public Accountants                      F-2
     Balance Sheets as of December 31, 2001 and 2000                         F-3
     Statements of Operations -
       for the year ended December 31, 2001
       for the period from November 21, 2000 (date of incorporation)
              through December 31, 2000 and
       for the period from November 21, 2000 (date of incorporation)
              through December 31, 2001                                      F-5
     Statements of Changes in Shareholders' Equity -
       for the period from November 21, 2000 (date of incorporation)
              through December 31, 2001
     Statement of Cash Flows -
       for the year ended December 31, 2001
       for the period from November 21, 2000 (date of incorporation)
              through December 31, 2000 and
       for the period from November 21, 2000 (date of incorporation)
              through December 31, 2001                                      F-7
     Notes to Financial Statements                                           F-8

2.   Exhibits

     Exhibit Number                            Description
     --------------        -----------------------------------------------------

         3.1               Articles of Incorporation of the Registrant.*
         3.2               Bylaws of the Registrant.*
         4.1               Specimen Common Stock Certificate.*
         10.1              Website Development Agreement dated as of February 1,
                           2001  by  and  between  the   Registrant  and  InSite
                           Productions, LLC.*
         10.2 Lease Agreement dated February 1, 2001 between the Registrant and InSite Productions, LLC.**

* Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended, as filed on February 26, 2001.

** Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended, as filed on April 12, 2001.

(b)  Reports on Form 8-K.

     No current reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2002.

                             VERYBESTOFTHEINTERNET.COM, INC.


                             By:  /s/ Danny Gunter
                                -----------------------------------------------
                                Danny Gunter, Chairman, Chief Executive Officer, Chief Financial Officer and Director

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated:

      Signature                           Title                        Date

 /s/ Danny Gunter     Chairman,   Chief  Executive  Officer,   February 19, 2002
------------------    Chief Financial Officer and Director
Danny Gunter

 /s/ Adrienne Beam    President and Secretary                  February 19, 2002
------------------
Adrienne Beam

                         VERYBESTOFTHEINTERNET.COM, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2001 and 2000                                        F-3

   Statements of Operations
     for the year ended December 31, 2001,
     for the period from November 21, 2000 (date of
       incorporation) through December 31, 2000 and
     for the period from November 21, 2000 (date of
       incorporation) through December 31, 2001                              F-4

   Statement of Changes in Shareholders' Equity
     for the period from November 21, 2000 (date of
       incorporation) through December 31, 2001                              F-5

   Statements of Cash Flows
     for the year ended December 31, 2001,
     for the period from November 21, 2000 (date of
       incorporation) through December 31, 2000 and
     for the period from November 21, 2000 (date of
       incorporation) through December 31, 2001                              F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
VeryBestoftheInternet.com, Inc.

We have audited the accompanying balance sheets of VeryBestoftheInternet.com, Inc. (a Texas corporation and a development stage company) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the year ended December 31, 2001, the period from November 21, 2000 (date of incorporation) through December 31, 2000 and for the period from November 21, 2000 (date of incorporation) through December 31, 2001, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VeryBestoftheInternet.com, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the year ended December 31, 2001, the period from November 21, 2000 (date of incorporation) through December 31, 2000 and for the period from
November  21,  2000  (date  of   incorporation)   through   December  31,  2001,
respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the organization and start-up phase. The Company is primarily dependent upon its initial capitalization and the proceeds of an initial public offering of the Company's equity securities to provide working capital. This situation raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                S. W. HATFIELD, CPA
Dallas, Texas
February 9, 2002


                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2




                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                          December 31,    December 31,
                                                               2001            2000
                                                          ------------    ------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                               $     47,451    $        972
                                                          ------------    ------------

       Total current assets                                     47,451             972
                                                          ------------    ------------

Total Assets                                              $     47,451    $        972
                                                          ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                               $      5,931    $       --
   Working capital loan                                          4,000            --
   Due to shareholder                                            3,448            --
   Accrued interest payable                                        134            --
                                                          ------------    ------------

     Total current liabilities                                  13,513            --
                                                          ------------    ------------


Commitments and contingencies


Stockholders' equity
   Preferred stock - $0.0001 par value
     10,000,000 shares authorized
     None issued and outstanding                                  --              --
   Common stock - $0.0001 par value
     40,000,000 shares authorized
     9,823,400 and 9,720,000 shares
       issued and outstanding, respectively                        982             972
   Additional paid-in capital                                   64,690           1,000
   Deficit accumulated during the development stage            (26,584)         (1,000)
                                                          ------------    ------------
                                                                39,088             972
   Stock subscription receivable                                (5,150)           --
                                                          ------------    ------------

     Total stockholders' equity                                 33,938             972
                                                          ------------    ------------

Total Liabilities and Stockholders' Equity                $     47,451    $        972
                                                          ============    ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-3




                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          Year ended December 31, 2001,
              Period from November 21, 2000 (date of incorporation)
                          through December 31, 2000 and
 Period from November 21, 2000 (date of incorporation) through December 31, 2001



                                                                    Period from             Period from
                                                                 November 21, 2000       November 21, 2000
                                                             (date of incorporation)  (date of incorporation)
                                            Year ended                through                 through
                                         December 31, 2001       December 31, 2000       December 31, 2001
                                         -----------------       -----------------       -----------------

Revenues                                 $            --         $            --         $            --

Cost of Sales                                         --                      --                      --
                                         -----------------       -----------------       -----------------

Gross Profit                                          --                      --                      --
                                         -----------------       -----------------       -----------------

Operating expenses
   Organizational and start-up costs                  --                     1,000                   1,000
   Officer compensation                             12,000                    --                    12,000
   Legal and professional fees                       8,829                    --                     8,829
   General and administrative expenses               4,621                    --                     4,621
   Interest expense                                    134                    --                       134
                                         -----------------       -----------------       -----------------
     Total operating expenses                       25,584                   1,000                  26,584
                                         -----------------       -----------------       -----------------

Loss from operations and
   before provision for income taxes               (25,584)                 (1,000)                (26,584)

Provision for income taxes                            --                      --                      --
                                         -----------------       -----------------       -----------------

Net Loss                                           (25,584)                 (1,000)                (26,584)

Other comprehensive income                            --                      --                      --
                                         -----------------       -----------------       -----------------

Comprehensive Loss                       $         (25,584)      $          (1,000)      $         (26,584)
                                         =================       =================       =================

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss -
   basic and fully diluted                             nil                     nil                     nil
                                         =================       =================       =================

Weighted-average number of
   common shares outstanding                     9,724,460               9,720,000               9,724,020
                                         =================       =================       =================



The accompanying notes are an integral part of these financial statements.
                                                                             F-4




                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)
                             STATEMENT OF CHANGES IN
               SHAREHOLDERS' EQUITY Period from November 21, 2000
                (date of incorporation) through December 31, 2001



                                        Common Stock          Additional                       Stock
                                        ------------           paid-in      Accumulated     subscription
                                  Shares         Amount        capital        deficit        receivable        Total
                               ------------   ------------   ------------   ------------    ------------    ------------
Common stock issued
   at initial capitalization      9,720,000   $        972   $       --     $       --      $       --      $        972

Capital contributed to
   support operations                  --             --            1,000           --              --             1,000

Net loss for the period                --             --             --           (1,000)           --            (1,000)
                               ------------   ------------   ------------   ------------    ------------    ------------

Balances at
   December 31, 2000              9,720,000            972          1,000         (1,000)           --               972

Proceeds from sale
   of common stock                  103,400             10         51,690           --            (5,150)         46,550

Capital contributed by
   officers in the form
   of executive compensation           --             --           12,000           --            12,000

Net loss for the year                  --             --             --          (25,584)           --           (25,584)
                               ------------   ------------   ------------   ------------    ------------    ------------

Balances at
   December 31, 2001              9,823,400   $        982   $     64,690   $    (26,584)   $     (5,150)   $     33,938
                               ============   ============   ============   ============    ============    ============






The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                          Year ended December 31, 2001,
              Period from November 21, 2000 (date of incorporation)
               through December 31, 2000 and Period from November
              21, 2000 (date of incorporation) through December 31, 2001



                                                                          Period from             Period from
                                                                       November 21, 2000       November 21, 2000
                                                                    (date of incorporation) (date of incorporation)
                                                   Year ended               through                 through
                                               December 31, 2001       December 31, 2000       December 31, 2001
                                               -----------------       -----------------       -----------------
Cash flows from operating activities
   Net loss for the period                     $         (25,584)      $          (1,000)      $         (26,584)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                        --                      --                      --
       Compensation expense contributed                   12,000                    --                    12,000
       Increase in
         Accounts payable                                  5,931                    --                     5,931
         Accrued interest payable                            134                    --                       134
                                               -----------------       -----------------       -----------------

Net cash used in operating activities                     (7,519)                 (1,000)                 (8,519)
                                               -----------------       -----------------       -----------------


Cash flows from investing activities                        --                      --                      --
                                               -----------------       -----------------       -----------------


Cash flows from financing activities
   Proceeds from working capital loan                      4,000                    --                     4,000
   Cash advanced by shareholder
     to support operations                                 3,448                    --                     3,448
   Proceeds from sale of common stock                     46,550                     972                  47,522
   Capital contributed to support operations                --                     1,000                   1,000
                                               -----------------       -----------------       -----------------

Net cash provided by financing activities                 53,998                   1,972                  55,970
                                               -----------------       -----------------       -----------------

Increase in Cash                                          46,479                     972                  47,451

Cash at beginning of period                                  972                    --                      --
                                               -----------------       -----------------       -----------------

Cash at end of period                          $          47,451       $             972       $          47,451
                                               =================       =================       =================

Supplemental disclosure of
   interest and income taxes paid
   Interest paid for the period                $            --         $            --         $            --
                                               =================       =================       =================
   Income taxes paid for the period            $            --         $            --         $            --
                                               =================       =================       =================




The accompanying notes are an integral part of these financial statements.
                                                                             F-6

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $26,500.

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

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note B - Summary of Significant Accounting Policies - Continued

3.   Income Taxes - continued
     ------------------------

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, the Company had no warrants and/or options outstanding.

Note C - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note D - Working Capital Loan

On June 30, 2001, a minority shareholder loaned the Company $4,000 to support operations. The note is due at the later of a) July 3, 2002 or b) the closing of an initial public offering of the Company's securities. The note is unsecured and, at the option of the holder, may be repaid in restricted, unregistered common stock of the Company at a conversion rate of $0.50 per share.

Note E - Income Taxes

The components of income tax (benefit) expense for the year ended December 31, 2001 and 2000, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============


                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note E - Income Taxes - Continued

As of December 31, 2001,  the Company has a net operating loss  carryforward  of approximately  $16,500  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the year ended December 31, 2001, the period from November 21, 2000 (date of incorporation) through December 31, 2000 and the period from November 21, 2000 (date of incorporation) through December
31, 2001, respectively, are as follows:

                                                                 Period from             Period from
                                                              November 21, 2000       November 21, 2000
                                                           (date of incorporation) (date of incorporation)
                                          Year ended               through                 through
                                      December 31, 2001       December 31, 2000       December 31, 2001
                                      -----------------       -----------------       -----------------
Statutory rate applied to
    income before income taxes        $          (8,700)      $            (340)      $          (9,100)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                            --                      --                      --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                         (8,700)                    340                   9,100
                                      -----------------       -----------------       -----------------

       Income tax expense             $            --         $            --         $            --
                                      =================       =================       =================



                (Remainder of this page left blank intentionally)

                         VERYBESTOFTHEINTERNET.COM, INC.
                        (a development stage enterprise)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note E - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                          December 31,    December 31,
                                               2001            2000
                                          ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards   $      9,000     $       340
       Less valuation allowance                 (9,000)           (340)
                                          ------------    ------------

     Net Deferred Tax Asset               $       --       $      --
                                          ============    ============

During the year ended December 31, 2001 and for the period from November 21, 2000 (date of incorporation) through December 31, 2000, the reserve for the deferred current tax asset increased by approximately $8,660 and $340, respectively.


Note F - Equity Transactions

At its November 21, 2000 capitalization, the Company sold an aggregate 9,720,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $972.

On December 31, 2001, the Company completed the sale of an aggregate of 103,100 shares of its common stock for aggregate proceeds of approximately $51,700, in satisfaction of the minimum offering requirement of its self- underwritten public offering of securities, pursuant to a Form SB-2 Registration Statement Under The Securities Act of 1933. Offering proceeds were released from escrow in January 2002 pursuant to the terms of the offering as detailed in the Company's prospectus dated October 2, 2001. On January 29, 2002, the Company closed its self- underwritten public offering of securities.


Note G - Officer Compensation

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $6,000 each. This amount is contributed as additional capital to the Company.


Note H - Related Party Commitment

The Company has entered into an agreement with InSite Productions, LLC whereby InSite will develop the Company's website for approximately $33,620. In January 2002, the Company paid approximately $20,017 under the agreement toward the completion of the website. The Company's officers and directors are also officers and directors of InSite