Form 10QSB
period 2001-03-31
VERY BEST OF THE INTERNET COM INC
filed 2002-04-01
CIK 1133597

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)


      XX            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------      EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2001

                    TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
--------------      ACT OF 1934



                For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-32543
                                                 -------

                         VeryBestoftheInternet.com, Inc.
        (Exact name of small business issuer as specified in its charter)

          Texas                                               75-2910096
-------------------------                            ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 28, 2002: 9,823,400
                                                   -----------------------------

Transitional Small Business Disclosure Format (check one): YES   NO X
                                                              ---  ---

                         VeryBestoftheInternet.com, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          10


Part II - Not Applicable


Signatures                                                                    14

Item 1 - Part 1 - Financial Statements

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 2001 and December 31, 2000

                                   (Unaudited)

                                                     March 31,     December 31,
                                                        2001            2000
                                                   ------------    ------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                        $        972    $        972
                                                   ------------    ------------

       Total current assets                                 972             972
                                                   ------------    ------------

Total Assets                                       $        972    $        972
                                                   ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities
   Accounts payable - trade                        $      2,990    $       --
   Working capital loan                                    --              --
   Accrued interest payable                                --              --
                                                   ------------    ------------

     Total current liabilities                            2,990            --
                                                   ------------    ------------


Commitments and contingencies


Stockholders' equity
   Preferred stock - $0.0001 par value
     10,000,000 shares authorized
     None issued and outstanding                           --              --
   Common stock - $0.0001 par value
     40,000,000 shares authorized
     9,720,000 shares issued and outstanding                972             972
   Contributed capital                                    4,000           1,000
   Deficit accumulated during the development stage      (6,990)         (1,000)
                                                   ------------    ------------

     Total stockholders' equity                          (2,018)           --
                                                   ------------    ------------

Total Liabilities and Stockholders' Equity         $        972    $       --
                                                   ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.





                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                Statement of Operations and Comprehensive Income
                      Three months ended March 31, 2001 and
  Period from November 21, 2000 (date of incorporation) through March 31, 2001

                                   (Unaudited)

                                                                                  Period from
                                                                               November 21, 2000
                                                        Three months         (date of incorporation)
                                                            ended                   through
                                                       March 31, 2001            March 31, 2001
                                                   ---------------------      ---------------------

Revenues                                           $                --        $                --

Cost of Sales                                                       --                         --
                                                   ---------------------      ---------------------

Gross Profit                                                        --                         --
                                                   ---------------------      ---------------------

Operating expenses
   Organizational and start-up costs                                --                        1,000
   Officer compensation                                            3,000                      3,000
   Legal and professional fees                                     2,990                      2,990
                                                   ---------------------      ---------------------
     Total operating expenses                                      5,990                      6,990
                                                   ---------------------      ---------------------

Loss from operations and
   before provision for income taxes                              (5,990)                    (6,990)

Provision for income taxes                                          --                         --
                                                   ---------------------      ---------------------

Net Loss                                                          (5,990)                    (6,990)

Other comprehensive income                                          --                         --
                                                   ---------------------      ---------------------

Comprehensive Loss                                 $              (5,990)     $              (6,990)
                                                   =====================      =====================

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss -
   basic and fully diluted                                           nil                        nil
                                                   =====================      =====================

Weighted-average number of
   common shares outstanding                                   9,720,000                  9,720,000
                                                   =====================      =====================


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                             Statement of Cash Flows
                      Three months ended March 31, 2001 and
  Period from November 21, 2000 (date of incorporation) through March 31, 2001

                                   (Unaudited)

                                                                                      Period from
                                                                                    November 21, 2000
                                                               Three months       (date of incorporation)
                                                                  ended                  through
                                                              March 31, 2001           March 31, 2001
                                                           -------------------      -------------------

Cash flows from operating activities
   Net loss for the period                                 $            (5,990)     $            (6,990)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                    --                       --
       Compensation expense contributed                                  3,000                    3,000
       Increase in Accounts payable                                      2,990                    2,990
                                                           -------------------      -------------------

Net cash used in operating activities                                     --                     (1,000)
                                                           -------------------      -------------------


Cash flows from investing activities                                      --                       --
                                                           -------------------      -------------------


Cash flows from financing activities
   Proceeds from working capital loan                                     --                       --
   Proceeds from sale of common stock                                     --                        972
   Capital contributed to support operations                              --                      1,000
                                                           -------------------      -------------------

Net cash provided by financing activities                                 --                      1,972
                                                           -------------------      -------------------

Increase in Cash                                                          --                        972

Cash at beginning of period                                                972                     --
                                                           -------------------      -------------------

Cash at end of period                                      $               972      $               972
                                                           ===================      ===================

Supplemental disclosure of
   interest and income taxes paid
   Interest paid for the period                            $                --      $              --
                                                           ===================      ===================
   Income taxes paid for the period                        $                --      $              --
                                                           ===================      ===================


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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $7,000.

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

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001, the Company had no warrants and/or options outstanding.


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



                (Remainder of this page left blank intentionally)


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Income Taxes

The components of income tax (benefit)  expense for the three months ended March
31, 2001 and for the period from November 21, 2000 (date of inception) through March 31, 2001, respectively, are as follows:

                                                               Period from
                                                            November 21, 2000
                                   Three months          (date of incorporation)
                                      ended                       through
                                    March 31, 2001             March 31, 2001
                                 -------------------        -------------------
Federal:
  Current                        $              --          $              --
  Deferred                                      --                         --
                                 -------------------        -------------------
                                                --                         --
                                 -------------------        -------------------
State:
  Current                                       --                         --
  Deferred                                      --                         --
                                 -------------------        -------------------
                                                --                         --
                                 -------------------        -------------------

  Total                          $              --          $              --
                                 ===================        ===================


As of March 31,  2001,  the Company has a net  operating  loss  carryforward  of approximately  $7,000  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended March 31, 2001 and for the period from November 21, 2000 (date of incorporation) through March 31, 2001, respectively, are as follows:

                                                                                          Period from
                                                                                       November 21, 2000
                                                                   Three months      (date of incorporation)
                                                                      ended                  through
                                                                  March 31, 2001           March 31, 2001
                                                             ---------------------    ---------------------

Statutory rate applied to income before income taxes         $              (2,037)   $                (340)
Increase (decrease) in income taxes resulting from:
     State income taxes                                                       --                       --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward                    2,037                      340
                                                             ---------------------    ---------------------

       Income tax expense                                    $                --      $                --
                                                             =====================    =====================

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001:


                                                                      March 31,
                                                                        2001
                                                                      ---------
Deferred tax assets
    Net operating loss carryforwards                                  $   2,377
    Less valuation allowance                                             (2,377)
                                                                      ---------

  Net Deferred Tax Asset                                              $    --
                                                                      =========


Note E - Equity Transactions

At its November 21, 2000 capitalization, the Company sold an aggregate 9,720,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $972.


Note F - Officer Compensation

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $6,000 each. This amount is being contributed as additional capital to the Company.




                (Remainder of this page left blank intentionally)

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

W intend to solely generate revenues from Internet advertisers and marketers that will pay a fee for banner advertising and direct hyperlink connections to their websites. Websites of our advertisers may appear in our rankings, but they will not receive any special consideration because of the fact that they advertise with us, nor will we disclose how much such advertiser is paying to advertise on our site. We intend to develop a homepage user base and specific targeting capabilities in order to offer our advertisers and marketers customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers. All areas of the website that contain banner ads will also contain disclaimers stating that the banner is being paid for by the advertiser and its inclusion is not an endorsement by management of the advertised site.

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

In addition to the above, we believe that the principal competitive factors in our website markets are:

       - the volume of online  visitors;
       - duration and  frequency  of visits;
       - the  demographic  profiles of visitors; and
       - performance of advertisements.

Our website competitors are larger and have greater financial, technical and marketing resources than us, and no assurance can be given that we will be able to successfully compete against these competitors.

(3)  Results of Operations

We are in the development stage and have not generated revenues from our inception in November 2000. For the period from inception through March 31, 2001, we have experienced losses of approximately $6,990, principally for legal and accounting expenses related to our Form SB-2 filing. Additionally, this loss includes charges for executive compensation of $3,000 per quarter, which is being contributed as additional paid-in capital to assist in the maintenance of the corporate entity.

Accordingly, our financial results from our inception in November 2000 to March 31, 2001 are not meaningful as an indication of future operations. During this period, our activities related primarily to the recruitment of a website developer and the establishment our organizational and technical infrastructure. The expected significant costs related to our operation will be the development of the website, data acquisition costs, human resource costs and advertising and marketing costs.

(4)  Liquidity and capital resources

From inception through March 31, 2001, we received $972 in net proceeds from our founders and initial investors. On June 30, 2001, we received the proceeds from a working capital loan from a minority shareholder. This note is due upon demand and bears interest at 6.5%.

At March 31, 2001, we had approximately $972 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the minimum offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

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

                                             VeryBestoftheInternet.com, Inc.


March   28  , 2002                          /s/ Danny Gunter
                                            -----------------------
                                            Danny Gunter
                                            Chairman, Director and
                                            Chief Executive Officer