Form 10QSB
period 2002-03-31
VERY BEST OF THE INTERNET COM INC
filed 2002-05-02
CIK 1133597

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   X   Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act
-----  of 1934

                  For the quarterly period ended March 31, 2002

       Transition  Report  Under  Section 13 or 15(d) of The Securities Exchange
----   Act of 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-32543
                                                 -------
                         VeryBestoftheInternet.com, Inc.
        (Exact name of small business issuer as specified in its charter)

        Texas                                               75-2910096
-------------------------                           ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 1, 2002: 9,823,400
                                          ----------------------

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                                ---   ---

                         VeryBestoftheInternet.com, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          10


Part II - Other Information

  Part 6 - Exhibits and Reports on Form 8-K                                   14


Signatures                                                                    14

Item 1 - Part 1 - Financial Statements


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)
                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                              $   2,412    $     972
                                                         ---------    ---------
     Total current assets                                    2,412          972
                                                         ---------    ---------

Other assets
   Website technology                                       36,030         --
                                                         ---------    ---------
     Total other assets                                     36,030         --
                                                         ---------    ---------

Total Assets                                             $  38,442    $     972
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                              $    --      $   2,990
   Working capital loan                                      4,000         --
   Due to shareholder                                        3,448         --
   Accrued interest payable                                    199         --
                                                         ---------    ---------
     Total current liabilities                               7,647        2,990
                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity
   Preferred stock - $0.0001 par value
     10,000,000 shares authorized
     None issued and outstanding                              --           --
   Common stock - $0.0001 par value
     40,000,000 shares authorized
     9,823,400 and 9,720,000 shares
       issued and outstanding, respectively                    982          972
   Additional paid-in capital                               67,690        4,000
   Deficit accumulated during the development stage        (37,877)      (6,990)
                                                         ---------    ---------
     Total stockholders' equity                             30,795       (2,018)
                                                         ---------    ---------

Total Liabilities and Stockholders' Equity               $  38,442    $     972
                                                         =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
                 Three months ended March 31, 2002 and 2001 and
  Period from November 21, 2000 (date of incorporation) through March 31, 2002

                                   (Unaudited)

                                                                                    Period from
                                                                                 November 21, 2000
                                          Three months         Three months    (date of incorporation)
                                             ended                ended               through
                                         March 31, 2002       March 31, 2001       March 31, 2002
                                         --------------       --------------       --------------
Revenues                                 $         --         $         --         $         --

Cost of Sales                                      --                   --                   --
                                         --------------       --------------       --------------

Gross Profit                                       --                   --                   --
                                         --------------       --------------       --------------

Operating expenses
   Organizational and start-up costs               --                   --                  1,547
   Officer compensation                           3,000                3,000               15,000
   Legal and professional fees                    7,030                2,990               15,859
   General and administrative expenses            1,198                 --                  5,272
   Interest expense                                  65                 --                    199
                                         --------------       --------------       --------------
     Total operating expenses                    11,293                5,990               37,877
                                         --------------       --------------       --------------

Loss from operations and
   before provision for income taxes            (11,293)              (5,990   )          (37,877)

Provision for income taxes                         --                   --                   --
                                         --------------       --------------       --------------

Net Loss                                        (11,293)              (5,990   )          (37,877)

Other comprehensive income                         --                   --                   --
                                         --------------       --------------       --------------

Comprehensive Loss                       $      (11,293)      $       (5,990   )   $      (37,877)
                                         ==============       ==============       ==============

Loss per weighted-average share
   of common stock outstanding,
   computed on net loss -
   basic and fully diluted                          nil                  nil                  nil
                                         ==============       ==============       ==============

Weighted-average number of
   common shares outstanding                  9,823,400            9,720,000            9,742,089
                                         ==============       ==============       ==============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                 Three months ended March 31, 2002 and 2001 and
  Period from November 21, 2000 (date of incorporation) through March 31, 2002

                                   (Unaudited)

                                                                                    Period from
                                                                                 November 21, 2000
                                                Three months     Three months  (date of incorporation)
                                                   ended             ended            through
                                               March 31, 2002    March 31, 2001    March 31, 2002
                                               --------------    --------------    --------------
Cash flows from operating activities
   Net loss for the period                     $      (11,293)   $       (5,990)   $      (36,877)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                     --                --                --
       Compensation expense contributed                 3,000             3,000            15,000
       Increase (Decrease) in
         Accounts payable                              (5,931)            2,990              --
         Accrued interest payable                          65              --                 199
                                               --------------    --------------    --------------

Net cash used in operating activities                 (14,159)             --             (21,678)
                                               --------------    --------------    --------------


Cash flows from investing activities
   Cash paid to acquire website technology            (36,030)             --             (36,030)
                                               --------------    --------------    --------------


Cash flows from financing activities
   Proceeds from working capital loan                    --                --               4,000
   Cash advanced by shareholder
     to support operations                               --                --               3,448
   Proceeds from sale of common stock                   5,150              --              51,672
   Capital contributed to support operations             --                --               1,000
                                               --------------    --------------    --------------

Net cash provided by financing activities               5,150              --              61,620
                                               --------------    --------------    --------------

Increase in Cash                                      (45,039)              972             2,412

Cash at beginning of period                            47,451              --                --
                                               --------------    --------------    --------------

Cash at end of period                          $        2,412    $          972    $        2,412
                                               ==============    ==============    ==============

Supplemental disclosure of
   interest and income taxes paid
   Interest paid for the period                $         --      $         --      $         --
                                               ==============    ==============    ==============
   Income taxes paid for the period            $         --      $         --      $         --
                                               ==============    ==============    ==============



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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $38,000.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

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

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2002 and 2001, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.

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


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Income Taxes

The components of income tax (benefit)  expense for the three months ended March
31, 2002 and 2001, respectively, are as follows:

                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------
     Federal:
       Current                                             $    --     $    --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------
     State:
       Current                                                  --          --
       Deferred                                                 --          --
                                                           ---------   ---------
                                                                --          --
                                                           ---------   ---------

       Total                                               $    --     $    --
                                                           =========   =========

As of March 31,  2002,  the Company has a net  operating  loss  carryforward  of approximately  $38,000  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2002 and 2001 and for the period from November 21, 2000 (date of incorporation) through March 31, 2002, respectively, are as follows:


                                                                               Period from
                                                                            November 21, 2000
                                       Three months        Three months   (date of incorporation)
                                          ended               ended              through
                                      March 31, 2002      March 31, 2001      March 31, 2002
                                      --------------      --------------      --------------
Statutory rate applied to
    income before income taxes        $       (3,840)     $       (2,040)     $      (12,880)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                         --                  --                  --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                      (3,840)              2,040              12,880
                                      --------------      --------------      --------------

       Income tax expense             $         --        $         --        $         --
                                      ==============      ==============      ==============

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $  12,880    $   2,380
       Less valuation allowance                            (12,880)      (2,380)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

During the three months ended March 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $3,840 and $1,700, respectively.


Note F - Equity Transactions

At its initial capitalization on November 21, 2000, the Company sold an aggregate 9,720,000 shares of restricted, unregistered common stock to its initial shareholders for gross proceeds of approximately $972.

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


Note H - Related Party Transaction

The Company has entered into a written contractual agreement with InSite Productions, LLC (InSite) whereby InSite will develop the Company's website for approximately $33,620. During the first quarter ended March 31, 2002, the Company paid approximately $36,030, including applicable sales taxes, under this agreement toward the development and implementation of the website. The Company's officers and directors are also officers and directors of InSite.

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


(2)  Results of Operations, Liquidity and Capital Resources

Our sole business purpose is to be an on-line Internet website ranking service. We believe that given the sheer volume of sites available for consumers to browse, there exists a need for a service that will help consumers identify sites that are most useful to them so as to minimize the time expended in searching for the desired information. By accessing our "Grade The Web" website, consumers can gain, at not cost to them, valuable information and rankings on many of the Internet's sites that fall under the categories that we will review. On our website, both our management and our website users will assign a "letter grade" to each site surveyed, similar to grades received by many school students. Grades assigned by our management will be unbiased assessments of various aspects of the sites, which may include the esthetics of the site, ease of navigation, and the sophistication of their technology. Our visitors will be able to grade a particular site based on the same criteria as our management, but their grades will be reported on a different part of the site. We will not receive any compensation for grading a particular site, nor will we generate any revenue from the sale of merchandise off our site. However, graded sites may advertise on our site, but the fact that they are paying to advertise on our site will be disclosed on the part of the site that evaluates and grades the site that has purchased the banner space.

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

(3)  Results of Operations

We are in the development stage and have not generated revenues from our inception in November 2000. For the period from inception through March 31, 2002, we have experienced losses of approximately $37,800, principally for legal and accounting expenses related to our organization, our Form SB-2 filing and the completion of the offering of our equity securities. Additionally, this loss includes charges for executive compensation of $3,000 per quarter, which is being contributed as additional paid-in capital to assist in the maintenance of the corporate entity.

Accordingly, our financial results, from inception to March 31, 2002, are not meaningful as an indication of future operations. For the period from our incorporation on November 21, 2000 through March 31, 2002, our activities related primarily to the establishment our organizational and technical infrastructure and the successful offering of our equity securities.

In December 2001, we entered into a written contractual agreement with InSite Productions, LLC (InSite) whereby InSite will develop the Company's website for approximately $33,620. During the first quarter ended March 31, 2002, the Company paid approximately $36,030, including applicable sales taxes, under this agreement toward the development and implementation of the website. The Company's officers and directors are also officers and directors of InSite. We expect the website to become operational during the second quarter of 2002.

Future expected significant costs related to our operation will be the maintenance of the website, data acquisition costs, human resource costs and advertising and marketing costs.

(4)  Liquidity and capital resources

Upon inception, we received $972 in net proceeds from our founders and initial investors.

On June 30, 2001, we received the proceeds from a $4,000 working capital loan from a minority shareholder. This note is due upon demand and bears interest at 6.5%. Further, we were subsequently advanced an additional approximate $3,900 by the same minority shareholder to further support our working capital needs. The $3,900 advance is not supported by formal documentation, is non-interest bearing and is repayable upon demand.

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

At March 31, 2002, we had approximately $2,400 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We currently anticipate the net proceeds from the minimum offering, together with available funds, will be sufficient to meet our anticipated needs for at least 12 months. We may need to raise additional funds in the future in order to fund more rapid expansion, to develop new or enhanced services and to respond to competitive pressures. The need to raise additional funds may arise especially if we only complete the minimum offering or if significantly less than the maximum offering is completed. We cannot be certain that any required additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

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


Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits - None
   Reports on Form 8-K

     January 4, 2002 - To report the achievement of the minimum subscription amount of the Company's self- underwritten initial public offering of equity securities.
     January 31, 2002 - To report the closing of the Company's self-underwritten initial public offering of equity securities.

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VeryBestoftheInternet.com, Inc.


May   1  , 2002                                         /s/ Danny Gunter
    -----                                        -------------------------------
                                                                    Danny Gunter
                                                          Chairman, Director and
                                                         Chief Executive Officer