Form 10QSB
period 2002-09-30
VERY BEST OF THE INTERNET COM INC
filed 2002-10-31
CIK 1133597

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


              For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-32543
                                                 -------

                         VeryBestoftheInternet.com, Inc.
        (Exact name of small business issuer as specified in its charter)

          Texas                                                75-2910096
--------------------------                            --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 2002: 9,823,400
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                         VeryBestoftheInternet.com, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          12

Part II - Other Information

  Item 1   Legal Proceedings                                                  14

  Item 2   Changes in Securities                                              14

  Item 3   Defaults Upon Senior Securities                                    14

  Item 4   Submission of Matters to a Vote of Security Holders                14

  Item 5   Other Information                                                  14

  Part 6 - Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    15

Certification Pursuant to 18 USC, Section 1350, s Adopted Pursuant
    to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002                 16


Item 1 - Part 1 - Financial Statements

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                        September 30,    September 30,
                                                              2002              2001
                                                        -------------    -------------
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                             $         188    $         940
                                                        -------------    -------------
       Total current assets                                       188              940
                                                        -------------    -------------

Other assets
   Website technology                                          36,030             --
                                                        -------------    -------------
     Total other assets                                        36,030             --
                                                        -------------    -------------

Total Assets                                            $      36,218    $         940
                                                        =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities
   Accounts payable - trade                             $        --      $       1,327
   Working capital loan                                         4,000            4,000
   Due to shareholder                                           3,448             --
   Accrued interest payable                                       331               65
                                                        -------------    -------------
     Total current liabilities                                  7,779            5,392
                                                        -------------    -------------

Commitments and contingencies

Stockholders' equity
   Preferred stock - $0.0001 par value
     10,000,000 shares authorized
     None issued and outstanding                                 --               --
   Common stock - $0.0001 par value
     40,000,000 shares authorized
         9,823,400 and 9,720,000 shares
       issued and outstanding, respectively                       982              972
   Additional paid-in capital                                  73,690           11,080
   Deficit accumulated during the development stage           (46,233)         (16,504)
                                                        -------------    -------------
     Total stockholders' equity                                28,439           (4,452)
                                                        -------------    -------------

Total Liabilities and Stockholders' Equity              $      36,218    $         940
                                                        =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                 Statements of Operations and Comprehensive Loss
           Nine and Three months ended September 30, 2002 and 2001 and
Period from November 21, 2000 (date of incorporation) through September 30, 2002


                                   (Unaudited)


                                                                                                     Period from
                                                                                                  November 21, 2000
                                                                                                      (date of
                                  Nine months      Nine months      Three months     Three months     inception)
                                     ended            ended            ended            ended           through
                                 September 30,    September 30,    September 30,    September 30,    September 30,
                                       2002             2001             2002             2001             2002
                                 -------------    -------------    -------------    -------------    -------------
Revenues                         $        --      $        --      $        --      $        --      $        --

Cost of Sales                             --               --               --               --               --
                                 -------------    -------------    -------------    -------------    -------------

Gross Profit                              --               --               --               --               --
                                 -------------    -------------    -------------    -------------    -------------

Operating expenses
   Organizational and
     start-up costs                       --               --               --               --              1,547
   Officer compensation                  9,000            9,000            3,000            3,000           21,000
   Legal and professional fees           8,565            4,857             --              1,327           17,394
   General and
     administrative expenses             1,887            1,582              164            1,548            5,961
   Interest expense                        197               65               66               65              331
                                 -------------    -------------    -------------    -------------    -------------
     Total operating expenses           19,649           15,504            3,230            5,940           46,233
                                 -------------    -------------    -------------    -------------    -------------

Loss from operations
   and before provision
   for income taxes                    (19,649)         (15,504)          (3,230)          (5,940)         (46,233)

Provision for income taxes                --               --               --               --               --
                                 -------------    -------------    -------------    -------------    -------------

Net Loss                               (19,649)         (15,504)          (3,230)          (5,940)         (46,233)

Other
   comprehensive income                   --               --               --               --               --
                                 -------------    -------------    -------------    -------------    -------------

Comprehensive Loss               $     (19,649)   $     (15,504)   $      (3,230)   $      (5,940)   $     (46,233)
                                 =============    =============    =============    =============    =============

Loss per weighted-average
   share of common stock
   outstanding, computed
   on net loss - basic and
   fully diluted                           nil              nil              nil              nil    $       (0.01)
                                 =============    =============    =============    =============    =============

Weighted-average
   number of common
   shares outstanding                9,823,400        9,720,000        9,823,400        9,720,000        9,764,036
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


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                Nine months ended September 30, 2002 and 2001 and
Period from November 21, 2000 (date of incorporation) through September 30, 2002

                                   (Unaudited)

                                                                                Period from
                                                                              November 21, 2000
                                                                                  (date of
                                               Nine months     Nine months      incorporation)
                                                  ended            ended           through
                                              September 30,    September 30,    September 30,
                                                    2002             2001             2002
                                              -------------    -------------    -------------
Cash flows from operating activities
  Net loss for the period                     $     (19,649)   $     (15,504)   $     (46,233)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
       Depreciation and amortization                   --               --               --
       Compensation expense contributed               9,000            9,000           21,000
       Increase (Decrease) in
         Accounts payable                            (5,931)           1,327             --
         Accrued interest payable                       197               65              331
                                              -------------    -------------    -------------

Net cash used in operating activities               (16,383)          (5,112)         (24,902)
                                              -------------    -------------    -------------


Cash flows from investing activities
  Cash paid to acquire website technology           (36,030)            --            (36,030)
                                              -------------    -------------    -------------


Cash flows from financing activities
  Proceeds from working capital loan                   --              4,000            4,000
  Cash advanced by shareholder
    to support operations                              --               --              3,448
  Proceeds from sale of common stock                  5,150             --             52,672
  Capital contributed to support operations            --              1,080            1,000
                                              -------------    -------------    -------------

Net cash provided by financing activities             5,150            5,080           61,120
                                              -------------    -------------    -------------

Increase in Cash                                    (47,263)             (32)             188

Cash at beginning of period                          47,451              972             --
                                              -------------    -------------    -------------

Cash at end of period                         $         188    $         940    $         188
                                              =============    =============    =============

Supplemental disclosure of
interest and income taxes paid
  Interest paid for the period                $        --      $        --      $        --
                                              =============    =============    =============
  Income taxes paid for the period            $        --      $        --      $        --
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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $46,000.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of December 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $46,000.

The Company has a limited operating history, minimal cash on hand, no operations or operating revenues or profits and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the proceeds from the Company's offering of equity securities in December 2001 to preserve the integrity of the corporate entity.

The Company may offer additional future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders. In the event, the Company is unable to generate sufficient cash flow to repay advances from management and/or significant stockholders, the party advancing funds may elect to take title to the Company's website technology to satisfy this debt. An action of this type would significantly negatively impact the Company's ongoing operations.

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies

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

3.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2002 and 2001, respectively, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. If these carryforwards are not utilized, they will begin to expire in 2020.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company had no warrants and/or options outstanding.



                (Remainder of this page left blank intentionally)

                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Working Capital Loan

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


Note G - Income Taxes

The components of income tax (benefit) expense for the six months ended June 30, 2002 and 2001, respectively, are as follows:

                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $46,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                         VeryBestoftheInternet.com, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense for the nine months ended September 30, 2002 and 2001 and for the period from November 21, 2000 (date of incorporation) through September 30, 2002, respectively, are as follows:

                                                                        Period from
                                                                     November 21, 2000
                                                                         (date of
                                       Nine months      Nine months    incorporation)
                                          ended            ended          through
                                      September 30,    September 30,   September 30,
                                            2002             2001            2002
                                      -------------    -------------   -------------
Statutory rate applied to
    income before income taxes        $      (6,700)   $      (5,300)  $     (15,700)
Increase (decrease) in income
   taxes resulting from:
     State income taxes                        --               --              --
     Other, including reserve for
       deferred tax asset and
       application of net operating
       loss carryforward                      6,700            5,300          15,700
                                      -------------    -------------   -------------

       Income tax expense             $        --      $        --     $        --
                                      =============    =============   =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
  Net operating loss carryforwards               $      15,800    $       5,600
  Less valuation allowance                             (15,800)          (5,600)
                                                 -------------    -------------

Net Deferred Tax Asset                           $        --      $        --
                                                 =============    =============

During the nine months ended September 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $6,700 and $5,300, respectively.


Note H - Equity Transactions

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


Note I - Officer Compensation

Executive management and oversight services are provided to the Company by two controlling shareholders/officers. These two individuals have an informal, unwritten agreement with the Company whereby they will provide their services to the Company at an annual salary of $6,000 each. This amount is contributed as additional capital to the Company.


Note J - Related Party Transaction

The Company has entered into a written contractual agreement with InSite Productions, LLC (InSite) whereby InSite developed the Company's website. During the first quarter ended March 31, 2002, the Company paid approximately $36,030, including applicable sales taxes, under this agreement toward the development and implementation of the website. The Company's officers and directors are also officers and directors of InSite.




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

We intend to solely generate revenues from Internet advertisers and marketers that will pay a fee for banner advertising and direct hyperlink connections to their websites. Websites of our advertisers may appear in our rankings, but they will not receive any special consideration because of the fact that they advertise with us, nor will we disclose how much such advertiser is paying to advertise on our site. As of the quarter ended September 30, 2002, we have generated no revenues from the sale of banner advertising. We continue our intention to develop a homepage user base and specific targeting capabilities in order to offer our advertisers and marketers customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers. All areas of the website that contain banner ads will also contain disclaimers stating that the banner is being paid for by the advertiser and its inclusion is not an endorsement by management of the advertised sites.

(3)  Results of Operations

We are in the development stage and have not generated revenues from our inception in November 2000. For the period from inception through September 30, 2002, we have experienced losses of approximately $46,000, principally for legal and accounting expenses related to our organization, our Form SB-2 filing and the completion of the offering of our equity securities. Additionally, this loss includes charges for executive compensation of $3,000 per quarter, which is being contributed as additional paid-in capital to assist in the maintenance of the corporate entity.

Accordingly, our financial results, from inception through September 30, 2002, are not meaningful as an indication of future operations. For the period from our incorporation on November 21, 2000 through June 30, 2002, our activities related primarily to the establishment our organizational and technical infrastructure and the successful offering of our equity securities. As of the quarter ended September 30, 2002, we have generated no revenues from the sale of banner advertising.

In December 2001, we entered into a written contractual agreement with InSite Productions, LLC (InSite) whereby InSite would develop the Company's website for approximately $33,620. During the quarter ended March 31, 2002, the Company paid approximately $36,030, including applicable sales taxes, under this agreement toward the development and implementation of the website. The Company's officers and directors are also officers and directors of InSite. Our website became operational during June 2002.

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

At September 30, 2002, we had approximately $188 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future. We may need to raise additional funds in the future. We cannot be certain that any additional financing will be available on terms favorable to us and we have not developed a plan for raising additional capital should it be required. If additional funds are raised by the issuance of our equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, or develop or enhance services or respond to competitive pressures.

As a result of our arrangement with InSite Productions, LLC for the development, hosting and maintenance of our "Grade The Web" Website, we do not expect to make any significant equipment purchases nor do we anticipate incurring any research and development costs.

We do not believe that we would need to add any additional employees during the next 12 months.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
         None

     Reports on Form 8-K
     -------------------
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VeryBestoftheInternet.com, Inc.

Dated: October 28, 2002                                  /s/ Danny Gunter
       ----------------                         --------------------------------
                                                                    Danny Gunter
                                                          Chairman, Director and
                                                         Chief Executive Officer

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of VeryBestoftheInternet.com, Inc. (VeryBestoftheInternet.com or Company) on Form 10-QSB for the quarter ended September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, I, Danny Gunter, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1)   The Report referenced above has been read and reviewed by the undersigned.

2) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3) The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to makes the statements made, in light of the circumstances under which such statements were made, not misleading.

     I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

     Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of VeryBestoftheInternet.com, Inc. as of and for the period ended September 30, 2002.

     In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

4) I acknowledge that the Company's Board of Directors and Management are responsible for establishing and maintaining disclosure controls and procedures for VeryBestoftheInternet.com, Inc. These controls and systems are designed to ensure that material information is made known to the Board of Directors and Management of the Company, particularly during the period in which this periodic report is being prepared. The Company's Board of Directors and Management have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this periodic filing.

5) I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

     All  significant   weaknesses  in  the  design  or  operation  of  internal
     accounting       controls      which      could      adversely       affect
     VeryBestoftheInternet.com's ability to record, process, summarize and report financial data have been identified by the Company's Board of Directors and/or Management have been reported to the Company's independent auditors. Additionally, any fraud, whether material or not to the financial statements of VeryBestoftheInternet.com, that involves management or other employees who have a significant role in the issuer's internal accounting controls have also been reported to the Company's Board of Directors and/or Management and to the Company's independent auditors.

6) I have made the appropriate disclosures related to any significant changes to the Company's system of internal accounting controls or in other factors that could significantly affect our internal accounting control system or the financial reporting derived therefrom.

/s/ Danny Gunter                                         Dated: October 28, 2002
----------------                                                ----------------
Danny Gunter
Chief Executive Officer
and Chief Financial Officer