Form 10KSB
period 2002-12-31
REFOCUS GROUP INC
filed 2003-03-31
CIK 1133597

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-32543

REFOCUS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2910096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 North Central Expressway, Suite 104, Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 214-368-0200

VeryBestoftheInternet.com, Inc., 1950 Stemmons Freeway, Suite 4048, Dallas, TX 75207
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definite proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for the fiscal year ended December 31, 2002 were $0.

On March 25, 2003, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $39,891,000.  For purposes of this computation, all officers, directors and 10% stockholders were deemed affiliates.  Such determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.

On March 25, 2002, there were 18,943,887 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes  ☐        No  ☒

PART I

ITEM 1. BUSINESS

VeryBestoftheInternet.com was organized as a Texas corporation on November 21, 2000.  In February 2003, VeryBestoftheInternet.com reincorporated in Delaware and changed its name to Refocus Group, Inc (“Refocus”).  Refocus was an internet ranking service that allowed consumers to identify websites that are most useful to them so as to minimize the time expended in searching for desired information.

On March 6, 2003, Refocus completed the merger of Refocus Acquisition Corp., a Delaware corporation and newly created wholly-owned subsidiary of Refocus, with and into Presby Corp (“Presby”), a Delaware corporation, a medical device company based in Dallas, Texas, which is engaged principally in the research and development of surgical treatments for human vision disorders.  Presby was the surviving corporation and became a wholly-owned subsidiary of Refocus.  The merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated as of March 6, 2003 (the “Merger Agreement”).

Prior to the merger, Refocus effected a forward-split of its common stock on the basis of approximately six shares for each share issued and outstanding and determined to change its business efforts.  As part of the merger, substantially all of the shares owned by Danny Gunter and Adrienne Beam, the sole members of the board of directors of Refocus prior to the merger, were repurchased by Refocus and then canceled at the closing of the merger. After cancellation of Mr. Gunter’s and Ms. Beam’s shares and immediately prior to the merger, there were 4,097,107 shares of common stock of Refocus issued and outstanding (on a post-forward split basis).

Pursuant to the Merger Agreement, at closing, Refocus issued 11,940,144 shares of its common stock (on a post-forward split basis), to the stockholders of Presby in exchange for 100% of the outstanding capital stock of Presby, subject to the assertion of appraisal rights by former Presby stockholders.  In addition, Refocus assumed the Presby Amended and Restated 1997 Stock Option Plan and reserved 4.1 million shares of Refocus common stock (on a post-forward split basis) for options issued and issuable under that plan.  At the time of the merger, Presby had outstanding options to purchase 719,486 shares of common stock that were converted in the merger into options to purchase shares of common stock of Refocus.  The stock options that were converted in the merger included an option to purchase 557,635 shares granted to the chief executive officer of Presby in accordance with his employment agreement.  After giving effect to the merger and the initial tranche of the private placement (See "Item 5.  Market for Corporation's Common Equity and Related Stockholders Matters"), Refocus had 18,924,751 shares of its common stock outstanding with the former stockholders of Presby owning 63.1% of the outstanding shares of Refocus common stock, subject to the assertion of appraisal rights.  In addition, after giving effect to the merger and the initial tranche of the private placement, warrants to purchase 2,737,500 shares and options to purchase 719,486 shares of Refocus common stock were outstanding.

After the merger, Refocus discontinued its previous business as an internet ranking service, the founders of Refocus resigned their positions, and Refocus succeeded to the business of Presby.  For accounting purposes, the merger is being accounted for as a reverse merger with Presby acquiring Refocus as the former stockholders of Presby own a majority of the issued and outstanding shares of common stock of Refocus immediately following the merger.

Therefore, since the Company’s future business will be that of Presby only and the former Presby stockholders control the merged companies, the information in this Form 10-KSB will be that of Presby as if Presby had been the registrant for all the periods presented in this report.  The audited financial statements presented in Item 7 and Management’s Discussion and Analysis presented in Item 6 of this report are also those of Presby as these provide the most relevant information for Refocus on a continuing basis.  The audited financial statements for Refocus at December 31, 2002, prior to the merger, which represent the discontinued business, are presented as an Exhibit to this report.

At the same time as the merger, Refocus also completed a private placement of common stock and warrants that raised working capital to continue the business of Presby to which Refocus succeeded.  See the discussion of the merger and the private placement in Management’s Discussion and Analysis in Item 6 and in the audited financial statements in Item 7 contained herein.

Description of Business

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:  This Annual Report on Form 10-KSB contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management.  When used in this document, the words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “should,” “plan”, “potential” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Such risks and uncertainties include, among other things, those described in the “Cautionary Statements” section below and elsewhere in this Form 10-KSB.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise indicated, or unless the context otherwise requires, all references below to the term “Refocus”, “Presby”, the “Company”, “we”, “our” or “us” shall mean Presby prior to the merger and Refocus, as successor to the business of Presby, after giving effect to the merger.

General

We are a medical device company based in Dallas, Texas, engaged in the research and development of surgical treatments for human vision disorders.  We have also used our research and understanding of the human eye to develop and patent technology for use with commercial optical lens applications.  Our primary products are the patented PresVIEW device and the related PresVIEW Incision System, the automated surgical instrument for the surgical treatment of Presbyopia, Ocular Hypertension and Primary Open Angle Glaucoma (“POA Glaucoma”) in the human eye.  See “Current and Future Products.”  Marketing rights for these products have been awarded to CIBA Vision Corp. (“CIBA”), the eye care unit of Novartis AG (“Novartis”), subject to certain conditions.  Novartis is a global, multi-billion dollar revenue pharmacological and life sciences company and one of the major eye care companies in the world with distribution in over 70 countries.  CIBA has agreed to assume responsibility for product commercialization worldwide and to provide adequate resources for marketing, mutually agreed-upon patent protection, international regulatory approvals and manufacturing.  CIBA has also committed its considerable expertise to co-manage, with us, the U.S. Food and Drug Administration (“FDA”) approval process in the United States.  See “Strategic Alliances.”

We have additional products in early-stage development, including a medical device for the treatment of Dry Age-Related Macular Degeneration (“ARMD”) and a single element variable focus lens (“SEVFL”) for use in commercial optical lens applications.  We own an extensive patent portfolio to protect our medical and commercial lens intellectual property.

We previously marketed our medical device as the “Scleral Expansion Band” (“SEB”).  CIBA has determined that it intends to market the device under a new name, the “PresVIEW” Implant, trademark pending by CIBA.  References to the PresVIEW device in periods prior to our agreement with CIBA should be understood to refer to the medical device under its previous name.

History of Presby Corp

Presby was incorporated in 1994 to conduct research and develop a surgical treatment for Presbyopia in the human eye.  Extensive research and investigational surgeries were conducted, and by 1998, Presby had obtained the European CE Mark and other regulatory approvals necessary to market versions of the technology in a number of international markets.  Presby began selectively selling the PresVIEW device and related customized surgical instruments to key surgeons in the European Union and other countries.

In the year 2000, Presby received approval from the FDA to conduct feasibility clinical trials of the PresVIEW Procedure for the treatment of Presbyopia on humans, as well as approval from Health Canada (the Canadian equivalent of the FDA) to conduct a clinical trial of the PresVIEW Procedure for the treatment of Ocular Hypertension and POA Glaucoma.  In 2002, CIBA acquired the right to obtain an exclusive worldwide license to the technology and Presby Corp suspended sales to new surgeons.

Business and Industry Overview

Presbyopia.  Presbyopia (the Greek word for “old eye”) is the primary reason that nearly everyone beginning in their early 40s uses bifocals, reading glasses or removes their distance glasses in order to read at a comfortable distance.  According to Dain Rauscher Wessels in May 2001, Presbyopia ultimately affects 100% of the population, with the first effects of Presbyopia generally occurring at about the age of 40 and nearly fully prevalent after age 45.  There are approximately 120 million Americans who currently suffer from Presbyopia and, based on widely available estimates, the United States population over the age of 40 continues to grow.  External lenses such as bifocals and reading glasses are currently the principal alternatives available to counter the effects of Presbyopia. We believe the PresVIEW Procedure will be particularly attractive to the approximately 3 million Americans who, since 1996, have already demonstrated a willingness to reduce or eliminate their need for glasses via LASIK and laser vision correction procedures—only to find that they need glasses again for reading as they become presbyopic after age 40.

A February 1999 study conducted by Business Valuation Services, an independent consulting firm commissioned by us, revealed that while only about 40% of the United States population under age 40 wear vision corrective lens, over 90% of the United States population over the age of 55 require vision correction, including reading glasses.  This increased need for vision correction is primarily due to the onset of Presbyopia.  We believe that a significant segment of the population from ages 40 to 65 will benefit significantly from the PresVIEW Procedure and may be able to discontinue or reduce the need for vision correction.  The study commissioned by us estimated the number of patients ideally suited, by age, vision and income qualifications, to be in excess of 50 million people worldwide.  We believe that this market will continue to refresh and grow as more people reach the age of 40.

Widely publicized laser surgical techniques, such as LASIK  and LASEK, are generally designed to treat other refractive imperfections of the eye, primarily nearsightedness (myopia), farsightedness (hyperopia) and astigmatism.  These techniques generally do not compete with the PresVIEW Procedure and do not directly treat Presbyopia.  In fact, the PresVIEW Procedure is complementary to these laser surgical procedures.  We expect that ophthalmologists, optometrists and other eye care professionals will aggressively market this elective procedure in similar fashion to laser procedures, especially since it complements those laser surgery procedures, which are marketed to the baby-boomer population.

Ocular Hypertension and POA Glaucoma.  Ocular Hypertension is a medical condition involving elevated pressure within the eye and may lead to serious damage to vision.  Ocular Hypertension is caused by a buildup of fluid pressure in the eye and is primarily associated with the inability of the eye to properly drain itself of fluids. Just as with high blood pressure, abnormally high levels of ocular pressure must be medically treated.  Advanced or prolonged Ocular Hypertension is believed to damage the optic nerve in the back of the eye and can result in an initial loss of peripheral vision.  This condition is deemed POA Glaucoma once there is a loss of vision.  Continued loss of peripheral vision shrinks the person’s field of vision and eventually leads to tunnel vision and then blindness. Ocular Hypertension and POA Glaucoma are considered to be genetic and related to the tissue of the eye.  The initial stages of Ocular Hypertension are not noticeable to a patient.  Consequently, early diagnosis is extremely important because damage from POA Glaucoma is irreversible.  Ocular Hypertension and POA Glaucoma are currently treated primarily with pharmaceutical drops and pills with varying success.  POA Glaucoma medications have substantial side effects, are costly, not continuous in their action and are not fully effective due to the person’s lack of compliance with proper use of the medication.  Many of these medications have to be taken several times each day on a strict schedule for the rest of the person’s life.  Persons with more advanced stages of POA Glaucoma must undergo other types of surgical treatments that involve artificial methods to drain the fluid from the eye.  These surgical methods may have significant complications and side effects and typically have varying success.

According to the National Institutes of Health in June 2002, it is estimated that more than five million Americans have Ocular Hypertension.  It also estimates that Glaucoma affects three million Americans and many more people worldwide and is the second leading cause of irreversible blindness.  Glaucoma medication is estimated by us to currently represent over 50% of the ophthalmic pharmaceutical industry’s revenues.  According to published reports by Alcon and SG Cowen in 2000, the ophthalmic pharmaceutical industry has annual revenues exceeding $2.0 billion in the United States.

We believe that the PresVIEW Procedure treats Ocular Hypertension and POA Glaucoma by restoring the natural spacing between the muscle and the lens, which also restores the natural base-line tension of the muscle inside the eye.  Assuming that a significant number of patients that undergo the PresVIEW Procedure for the treatment of Ocular Hypertension demonstrate the same surgical results that has been shown in clinical studies, the PresVIEW Procedure could become the first-line preferred treatment for Ocular Hypertension and POA Glaucoma.  Since these eye disorders are considered to be genetic, the PresVIEW Procedure could become the first preventive procedure in ophthalmology.

Age-Related Macular Degeneration.  ARMD is estimated to affect up to 10 million Americans and is the leading cause of irreversible severe central vision loss in Caucasians 50 years and older in the United States and in most of the developed world.  The incidence and progression of ARMD increase significantly with age.  According to the 2001 American Academy of Ophthalmology Preferred Practice Pattern, approximately 10% of patients 66 to 74 years of age have ARMD, and the prevalence increases to approximately 30% of patients 75 to 85 years of age.  Certain companies, including QLT, Inc. (Nasdaq: QLTI), have developed drug related treatments for “Wet” ARMD.  Wet ARMD involves the growth of abnormal blood vessels under the central part of the retina, called the macula.  These vessels cause photoreceptor damage and a loss of central vision.  According to the American Macular Degeneration Foundation in 2001, about 85% of patients, however, suffer from “Dry” ARMD.  Dry ARMD involves similar damage to photoreceptors; however, the cause is unclear and is the subject of extensive medical debate.  Our research has resulted in the development of the Macular Enhancing Device (“MED”) which may be the first device designed for use in the treatment of Dry ARMD.  We have received two issued United States patents on the device and will be further developing the product for later commercialization.  To date, we have not licensed this product.

Current and Future Products

PresVIEW Device and PresVIEW Incision System

The PresVIEW device consists of four separate tiny plastic segments, each about the size of a grain of rice, made from polymethylacrylate (“PMMA”).  PMMA has been implanted in the eye for other types of surgical procedures (intraocular lenses, hard contact lenses) for over fifty years.  The surgeon uses the PresVIEW Incision System to make four superficial incisions in the quadrants of the sclera (white of the eye).  The PresVIEW device is inserted into the superficial tunnels, causing a lift in the sclera that in turn reduces the crowding of the underlying muscles.  The surgery is an outpatient surgical procedure performed under topical or local anesthesia.

We believe that the PresVIEW Procedure provides the following benefits to patients:

•              long-term improved near or reading vision;

•              low risk procedure;

•              minimally invasive procedure, which we believe is fully reversible; and

•              reduction in intraocular pressure in patients with Ocular Hypertension and POA Glaucoma.

Macular Enhancing Device

MED is a device we developed to treat Dry ARMD.  We have received two issued United States patents on the device.  We expect to further research and develop the device for commercialization in the future.  To date, we have not licensed this device.

Single Element Variable Focus Lens

Our research and understanding of the human lens has led to the development of a SEVFL that we believe duplicates the functionality of the human eye.  Variable focus commercial lens systems in camera and other applications currently involve multiple lenses, which must be moved relative to each other in order to produce variations in optical power.  We plan to develop a SEVFL prototype that will demonstrate that these same large optical effects can be produced with microscopic movement to a single uniquely shaped lens.  SEVFL is expected to be smaller, lighter and less complex than a multiple lens system.  Commercial applications may include cameras, robotics or other uses.  We have obtained domestic and international patents on this technology.  To date, we have not commercialized or licensed this technology.

Strategic Alliances

CIBA Vision Corp.

In the summer of 2001, CIBA began an extensive period of due diligence on our PresVIEW Procedure and concluded that the PresVIEW device and the related PresVIEW Procedure represented significant market potential.

Negotiations between CIBA and us concluded with an exclusive license agreement in March 2002, pursuant to which CIBA has the right to obtain an exclusive worldwide license to market, distribute and sell the PresVIEW device, the PresVIEW Incision System (the specialized automated incision device) and related disposable blades developed for the surgery.  The license agreement, subject to certain terms and conditions, includes a requirement for CIBA to purchase equity interests in us.  Our products will be marketed under the PresVIEW trademark.

Under our agreement with CIBA, we will receive a percentage royalty on CIBA’s worldwide net sales of the PresVIEW device and related products.  CIBA has the option to make minimum royalty payments totaling $13.6 million in the initial five years under its agreement with us if it wishes to maintain its rights to an exclusive license of the PresVIEW device, PresVIEW Incision System and related products.  CIBA has paid us $2.0 million in advance for future royalties.  CIBA also purchased a total of $1.25 million of our common stock in the first tranche and has committed to purchase an additional $1.25 million of our common stock in the second tranche of a private placement completed March 6, 2003. Subject to certain conditions precedent, CIBA will also purchase an additional $2.5 million of our common stock within 60 days following the enrollment of the first patient in our Phase III FDA clinical trial.  Further, CIBA has agreed to pay us an additional amount up to $4.0 million upon the achievement of certain FDA related milestones.

CIBA has agreed to assume responsibility for the legal defense of our worldwide PresVIEW patent portfolio against patent infringement, subject to mutual agreement between CIBA and us.  A legal committee consisting of two members from each of CIBA and us will jointly make decisions regarding such patent defense.

Business Strategy and Intellectual Property

One of our primary strategies has been to develop strong proprietary patents both domestically and internationally for our products, including the PresVIEW device, the PresVIEW Incision System, the MED, and the SEVFL.  We have 18 issued United States patents and 30 issued or published international patents.  We have 15 pending United States patent applications and 81 pending international patent applications.  Related to the PresVIEW technology we have 10 United States patents and 21 international patents issued.  We have 9 United States and 73 international patents pending related to the PresVIEW technology.  The patents associated with the PresVIEW technology have expiration dates from 2012 to 2018.  The patents and patent applications related to our early stage products generally do not expire until after 2015.

We have sought intellectual property rights in virtually every significant economic market throughout the world that has a legal system that tends to recognize such rights.  We intend to continue to submit additional patent applications and amendments to maintain and strengthen our patent protection.  Our patents protect the PresVIEW device as well as variations of the PresVIEW device to achieve the desired treatment of Presbyopia, POA Glaucoma and Ocular Hypertension.  Due to the nature of the medical discovery, we believe that we have unusually broad patent protection.  We also seek to protect our proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants, and other parties.  Subject to certain conditions set forth in our agreement with CIBA and the severance and consulting agreement with Dr. Schachar (See “Liquidity and Capital Resources” below), we retain ownership of all our patent rights.

Competition

We believe that the PresVIEW Procedure provides a physiological or natural improvement in the human eye’s ability to focus at all near points.  Glasses, contact lenses, and other optical changes to the eye provide only a compensation for the inability of the older eye to focus:

•                  Glasses.  Presbyopia was initially treated with near vision optical aids using magnifying lenses, reading glasses, and monocles.  Patients were constantly removing reading glasses and losing them because the reading glasses interfere with vision at all other distances.  In the 1700’s, Benjamin Franklin fused the distance lens with the near reading lens to give us bifocals that were later modified to trifocals.  The problem with these reading aids is that they only allow sharp near vision at a given distance and the near visual field is limited by the lens.  Patients must learn to rotate their eyes downward when reading with bifocals instead of rotating their head.  It usually takes weeks for patients to get used to wearing bifocals and most patients remain dissatisfied.  Trifocals can be even more of a problem for many patients.

•                  Multifocal Glasses.  Multifocal lenses produce multiple images at various focal points.  Light reflected or emitted by an object must be dispersed by the multifocal lens over all the focal points.  Therefore, the intensity at any given focal point is reduced and the contrast sensitivity diminished.  In order to avoid prismatic effects, the visual field of a multifocal lens is reduced.  The patient must learn to select the appropriate image of the several images produced by the lens.

•                  Bifocal and Multifocal Contact Lenses.  In order to avoid the problems of bifocals and trifocals, bifocal contact lenses have been developed.  Bifocal contact lenses have generally been unsuccessful because the distance and near power of the contact lens must be crowded into an area that can barely cover the pupil.  The patient must learn how to shift the contact lens and to ignore the distant or near image according to the visual task.  Multifocal contact lenses have the same significant drawbacks as multifocal glasses.  It is estimated that approximately 70% of people who wear contact lenses for Presbyopia (less than one million people in the United States) wear them in monovision, i.e., with one lens in one eye for near vision, and one lens in the other eye for distance vision.  After 30 years of contact lens usage, we believe that contact lenses remain largely ineffective in addressing Presbyopia.

•                  Laser Surgery Alternatives.  Some researchers have developed plans for the use of laser refractive surgery to create a bifocal or multifocal cornea.  In other words, the laser technique is intended to shape the cornea in the same manner as a multifocal contact lens.  This alternative has essentially the same limitations and problems as multifocal glasses and contact lenses. The patient will see multiple images of reduced light intensity, i.e., with decreased contrast sensitivity.  This approach would be an irreversible surgical treatment.

•                  Monovision.  The use of monovision, or correction in one eye for near vision and correction in the second eye for distance vision, can provide functional vision for some presbyopes.  Monovision relies on the brain’s ability to recognize the more appropriate image; although, it is important to note that not every patient is able to adjust adequately.  Monovision can be achieved through contact lenses and LASIK.  While many patients are satisfied with this method, the drawbacks of monovision include reduced night vision, difficulty driving in some cases and a significant decrease in depth perception.

•                  Other Types of Corneal Surgery.  Conductive Keratoplasty, or CK, uses a controlled release of radio frequency energy to shrink corneal tissue, which steepens the cornea, reducing farsightedness.  CK is not reversible, but does regress over time.  CK is primarily for the treatment of farsightedness to restore normal distance vision.  Some physicians advertise this procedure for the treatment of Presbyopia; however, reading vision would be improved only if one eye is overcorrected to become nearsighted, and thus, the patient would have monovision.

•                  Multifocal IOLs.  During 1997, Allergan received FDA approval for its Array™ multifocal intraocular lens, or IOL, the first multifocal lens indicated for cataract replacement.  As a result of cataract patient satisfaction with the lens, some market observers have suggested that non-cataract presbyopes could undergo the procedure (off-label) to restore near vision.  Note that in order to implant the Array lens, the patient’s functioning natural lens would have to be removed in a procedure known as clear lensectomy.  There are some reports of decreased contrast sensitivity and difficulties with nighttime driving.  In addition, reports have indicated that these patients experience a higher incidence of retinal detachments, which raises ethical concerns surrounding the removal of a healthy lens.

•                  Accommodating IOLs.  A handful of companies, including C&C Vision, are investigating the use of an accommodating IOL, which attempts to magnify the accommodative ability of the eye through the use of hinges on either side of the IOL. We believe that changes in vitreous pressure associated with accommodative effort moves the lens forward and backward, effectively changing the focus of the eye.  These techniques are directed to those patients who require cataract removal as the eye care community has ethical and medical issues regarding the removal of healthy or pre-cataract lenses for such purposes.  The amount of accommodation that is achieved postoperatively is limited.  The risks associated with clear lens extraction to treat Presbyopia in patients who do not have a cataract and the lack of reversibility and the limited gain in accommodative amplitude mitigate against accommodating IOLs offering any significant competition to the PresVIEW Procedure.

•                  Anterior Ciliary Sclerotomy (ACS).  ACS is a procedure whereby eight incisions are made in the sclera either with a diamond blade or with a laser, allowing it to expand and ideally produce an accommodative effect.  Results are generally limited to less than 1.50 diopters of gain in accommodation, and any benefit appears to be negligible after approximately one year as a result of the healing ability of the sclera.  We own issued patents that are believed to include this technology, have already settled one suit in which the defendant acknowledged that our patents were valid and enforceable and will vigorously defend our patents in this area against other infringers.

SurgiLight, Inc (“SurgiLight”) has announced that it is developing laser systems for the treatment of Presbyopia.  Generally, SurgiLight intends to use a laser to weaken the sclera and thereby manipulate the ciliary muscle to treat Presbyopia.  We believe this procedure structurally weakens the globe of the eye, subjecting it to risk of rupture via a severe blow to the eye or head.  We believe that, while SurgiLight’s approach is based on our scientific theory, the use of a laser to weaken the sclera will provide only a modest benefit, which will regress with healing.  In March 2000, we filed a patent infringement suit against SurgiLight.  See “Legal Proceedings.”

We believe that CIBA has the financial resources necessary and the economic incentive to assist in protecting the intellectual property rights worldwide and prevent potential competitors from entering the market with infringing products.

While a variety of surgical techniques and medical devices exist for the treatment of Ocular Hypertension and POA Glaucoma, we believe that none of these surgical treatments work in the same manner as the PresVIEW device and do not offer stable, continuous therapy with the added benefit of an improvement in near vision:

•                  Trabeculoplasty is the most common surgical procedure performed for uncontrollable glaucoma.  It essentially involves making a drainage hole in the eye.  The procedure has significant potential adverse reactions with a relatively high failure rate.

•                  Argon Laser Trabeculoplasty (ALT) involves using a laser to increase the drainage of aqueous through the trabecular meshwork.  However, the intraocular pressure lowering effect is not lasting.

•                  Glaucoma valves involve making a drainage site in the eye whose rate of outflow is controlled by a valve.  This procedure is usually only performed for very severe cases of glaucoma and where Trabeculoplasty has failed.  Glaucoma valves have high failure rates and can have significant adverse reactions.  A newer drainage valve, the Optonol, consists of a miniature stainless steel pipe to drain fluid from the eye.  This device is used for uncontrolled glaucoma.  Since it is new to the market, the long-term failure rates and potential complications are unknown.

Manufacturing

Under our agreement with CIBA, we are obligated to continue to manufacture our products during a transition period that should end during 2003.  After the transition period, CIBA has sole responsibility for manufacturing and the selection of manufacturing contractors.  Historically, the PresVIEW device has been manufactured to our specifications by an independent contractor using a standard injection molding process.  We own the customized injection molds.  Our current injection molding contractor is Superior Plastics of Fort Worth, Texas.  Superior Plastics has ISO 9000 quality certification.  Our customized surgical instruments and other equipment have been manufactured by independent contractors that specialize in the production of these types of instruments and equipment.  We have been conducting quality control and packaging operations for the PresVIEW device at our Denison facility.

Government Regulation

The PresVIEW device has received European Union CE Mark certification and other regulatory approval in a variety of countries around the world.  The PresVIEW Procedure has been successfully performed on hundreds of patients in these international markets.

United States

A technical committee comprised of CIBA and us, or Company/CIBA joint technical committee, manages the process to obtain FDA approval in the United States.  The PresVIEW device and the PresVIEW Incision System are not currently approved for sale in the U.S.

Our primary products are subject to regulation by numerous governmental authorities in the United States and other countries.  In the United States, medical devices are subject to regulation by the FDA under the Food, Drug, and Cosmetic Act (the “FD&C Act”).  The FDA regulates, among other things, the manufacture, distribution, study, and marketing of medical devices sold in the United States.  Under the FD&C Act, the FDA classifies medical devices into one of three classes depending on the risks that the FDA believes are associated with the device and the types of controls necessary to assure safety and effectiveness.  The PresVIEW device is a Class III device and subject to the FDA’s most rigorous review.

Before the PresVIEW device can be sold in the United States, FDA approval must be obtained through a Pre-Market Approval (the “PMA”) application.  A PMA must be supported by extensive data, including pre-clinical and clinical trial data, that demonstrates the safety and effectiveness of the device.  Among other requirements, CIBA (or its contractors) and we are required to manufacture and test our products in accordance with Good Manufacturing Practices as specified in the regulations for such devices.  Both the manufacturer’s facilities and the facilities used for packaging and testing of the PresVIEW device will be subject to periodic inspections by the FDA.

Prior to conducting the clinical trials in the United States, we are required to apply to the FDA for an Investigational Device Exemption (“IDE”). The IDE application must include, among other things, a complete report of prior investigations, copies of all labeling, copies of all forms and informational materials used as a basis for obtaining informed consent, a description of the methods of manufacture, and a detailed description of the proposed clinical trial, including by way of example, the protocol, a risk analysis, monitoring procedures and sites where the device will be tested.

We received approval from the FDA in 2000 to conduct a feasibility clinical trial of the PresVIEW device in the United States for the treatment of Presbyopia.  The feasibility clinical trials were conducted at the Barnes-Jewish Hospital at Washington University School of Medicine in St. Louis, Missouri, the Dean A. McGee Eye Institute at the University of Oklahoma in Oklahoma City, Oklahoma, the New York Eye and Ear Infirmary in New York City, New York, the Jules Stein Eye Institute at UCLA in Los Angeles, California, the Stanford University School of Medicine in Stanford, California and the Storm Eye Institute at the Medical University of South Carolina in Charleston, South Carolina.

We then proposed and received FDA approval to conduct the next phase of a broader clinical trial. The second-year IDE progress report concerning the patient results from the feasibility phase was submitted to the FDA in March 2002.  With CIBA’s involvement, modifications to the Phase II clinical trial evaluations were proposed to the FDA in July 2002.  An IDE application, incorporating the recommendations of the Company/CIBA joint technical committee, is being prepared for submission to the FDA.  The IDE requests approval for a Phase II clinical study of 150 patients with a two-year follow-up period.  We anticipate that enrollment of patients could begin by the mid to late-2003 with the initial data from the trials submitted to the FDA within three to six months after commencement.  Upon submission of the data to the FDA and assuming successful outcomes, the Company/CIBA joint technical committee anticipates that it will request FDA approval for the extension of the Phase III trial to include another 150 patients.  This Phase III trial could begin in 2004 and would run concurrent with the initial stage of 150 patients.  The Company/CIBA joint technical committee is considering a modular submission approach, which may allow for portions of the PMA to be submitted, and potentially approved, ahead of the final results of the full clinical trial.  The Phase III clinical results would be submitted to the FDA as soon as all patients in the trial reach the one-year point.  At this point, it is anticipated that we will also have two-year follow-up results from our Phase II clinical trial.  All patients would continue to be followed for a required two-year period.  After submission of the final PMA, including the clinical results, the FDA generally takes one year or longer to review and approve a

Class III device for sale in the United States.  For equivalent medical devices, the clinical and regulatory process to FDA approval and commercialization can take four to five years from the initiation of Phase II clinical trials.

CIBA and we will also be required to submit an IDE, conduct separate clinical trials and submit a final PMA to obtain approval of the PresVIEW device for the treatment of Ocular Hypertension and POA Glaucoma.  We expect to begin the Phase II clinical trial for the treatment of POA Glaucoma and Ocular Hypertension in late 2003 or early 2004.

Europe

The PresVIEW device and PresVIEW Incision System are CE marked and, therefore, can be marketed and sold in the European Community (the “EC”).  The indications approved by SGS, The Company’s European Notified Body, include the treatment of Presbyopia, Ocular Hypertension and POA Glaucoma.

The regulatory environment in Europe for medical devices differs significantly from that in the United States.  A total of 19 European countries are grouped in a union with the objective of establishing a single market without internal borders among the member countries and eliminating divergent national requirements.  The members of the European Union (the “EU”), include Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden, the United Kingdom, Iceland, Norway, Switzerland and Liechtenstein.

Products that comply with the requirements of a specified EC medical directive are entitled to bear CE marking.  Since July 14, 1998, all commercial medical device products have been required to bear CE markings.  It is illegal to market these products in the EU without a CE marking.  To obtain a CE marking, the product must be assessed and found to conform to the applicable directive.  This assessment is carried out by the manufacturer, in most cases with the assistance of a third party certification organization known as a “notified body.”  The notified body assessment may consist of an audit of the manufacturer’s quality system or specific testing of the product.  A manufacturer can sell a product throughout the EU once it secures an assessment by a notified body in one of the EU countries.

The EU has adopted several directives to regulate medical devices such as the PresVIEW device.  A manufacturer may affix CE marking after a determination that the product complies with the essential requirements of the applicable directives and completion of the appropriate conformity assessment procedures as specified by the directives.  The conformity assessment requirements are based upon a given product’s classification within the directive.  Products within the scope of the directive are grouped within four classes: Class I, IIA, IIB and III.  A product with a higher classification is considered to have higher risk, and will, therefore, be subject to more controls in order to obtain CE marking.  The PresVIEW device has been designated as a Class IIB device.  The Disposable Blades and the PresVIEW Incisions System have been designated as a Class IIA device.  The medical devices directives also cover the hand-held instrumentation supplied by CIBA or us for use in conjunction with implanting the PresVIEW device.  These instruments are classified as Class I and, therefore, are subject to self-registration.

Essential requirements under the directives for the most stringent device, the Class IIB PresVIEW device, include substantiating that the device meets the manufacturer’s performance claims and that any undesirable side effects of the device constitute an acceptable medical risk when weighed against the intended benefits of the device.  Certification under the ISO 9000 series of standards for quality assurance and manufacturing processes is one of the CE Mark requirements.

There are two basic options for assessing conformity of devices designated as Class IIB.  The first option allows a manufacturer to seek a decision from the notified body that the processes employed in the design and manufacture of a device qualifies as a full quality system.  Alternatively, manufacturers can seek product certification based on various control schemes.  The full quality system encompasses the organizational structure, responsibilities, procedures, processes and resources necessary to assure quality assurance in design, development, production, installation and servicing of its medical devices.  Once a manufacturer has satisfactorily completed the regulatory compliance tasks required by the directive and received a favorable decision from the notified body, it may affix CE marking to its product.

Manufacturers are required to report serious adverse incidents concerning CE marked devices to the authorities of the countries where the incidents take place.  If such incidents occur, the manufacturer may have to take remedial action, perhaps including withdrawal of the product from the European market.  The directives must be transposed into national law in order to be applied.  All member states of the EU have completed this transposition.  This transposition process has not created significant differences among the member states of the EU with respect to compliance with the essential requirements and the conformity assessment process.  However, meaningful differences have emerged on certain other issues.

Our EU distributor obtained “Own Brander” CE Mark certification for the PresVIEW device in November 1997.  The certification involved a limited amount of clinical testing and review of the distributor’s quality system.  The significance of the Own Brander CE mark is that the EU distributor is responsible for certain quality control issues and record keeping.  For regulatory purposes, the product is considered to “originate” from the EU distributor, and we, in the United States, serve as a manufacturing subcontractor.

We were awarded ISO 9001 and E46001 certification and our own CE Mark certification for the PresVIEW device on January 19, 2000.  We obtained qualification of our processes as a full quality system.  During 2001, we formed a wholly owned subsidiary, Presby Corp – Europe SPRL, organized under the laws of Belgium.  The purpose of Presby Corp – Europe SPRL was to obtain and maintain “Own Brander” CE mark certification on our products.  Presby Corp - Europe SPRL was awarded the Own Brander CE Mark certification for the PresVIEW device in 2001.  Presby Corp - Europe SPRL was awarded CE Mark certification for the PresVIEW Incision System and the disposable blades in 2002.  We sold our products in the EU from late 1997, based on the EU distributor’s CE certification, until termination of the distributor agreement in late 2000.  We have sold the products based on our own certifications since that time.

Based on the current regulatory laws, we believe that no additional pre-market approvals in the individual EU countries are required.  CIBA has advised us that it intends to establish its own CE mark certifications for the sale of the PresVIEW device and related products.  Under our agreement with CIBA, CIBA has assumed responsibility for obtaining any additional regulatory approvals for sale of the licensed products outside the United States.

Canada

The PresVIEW device is not currently approved for sale in Canada by Health Canada.

Clinical trials have been performed at one Canadian facility.  As a result, clinical data is available and has been collected with one-year patient follow-up.  The device was used for the indication of “reducing IOP in patients with Ocular Hypertension and Primary Open Angle Glaucoma.”  These results were published in an article appearing in Ophthalmology Times (March 2002).  We have already achieved ISO 13485 registration certification by SGS, which meets the Canadian requirements for Quality Systems.  In December 2002, CIBA and we submitted to Health Canada a Class III submittal for approval of our PresVIEW device for the Ocular Hypertension, POA Glaucoma and Presbyopia applications.    As a result of the clinical data to date regarding treatment of patients with POA Glaucoma and/or Ocular Hypertension,  we believe it reasonable to expect to receive approval from Health Canada to market the PresVIEW device in Canada for these indications (and possibly presbyopia) in the second or third quarter of 2003.

Research and Development

Research and development expenditures were approximately $167,000 during fiscal 2002 and $339,000 during fiscal 2001.  The expenditures for both periods were related primarily to development of the PresVIEW Incision System.  The expenditures will continue to decrease as the system nears full development and with CIBA contributing to the development process.

Additional expenditures for research on a treatment for ARMD will be conducted for the Company primarily on a consulting basis and are not expected to be significant in the near term.  The Company also will need to expend additional amounts for research to develop the SEVFL.  We believe these research and development costs will be very limited until adequate cash flow is achieved under our CIBA agreement and, therefore, believe the research and development activities will not result in a new revenue source in the near future.

Other Material Agreements

Verus Support Services Inc.

On March 3, 2003, we entered into an agreement with Verus Support Services Inc. (“Verus”).  Pursuant to this agreement, Verus will provide strategic advisory services to us for a period of one year.  During the term of this agreement, we have agreed to pay Verus a monthly fee of $15,000.  In addition, in the event that we do not successfully raise at least $1 million of additional capital within six months of the Merger Closing Date upon terms that are at least as favorable as the private placement conducted in connection with the merger, Verus has subscribed to purchase that number of shares of our common stock at a price of $2 per share in order to satisfy the deficiency between the amount of additional capital we successfully raise and $1 million.  Each share purchased by Verus upon the occurrence of this event will have a detachable warrant to purchase one-half of a share of our common at an exercise price of $2.50 per share that expires three years from the date of issuance.

Kingsdale Capital Corp.

On March 4, 2003, we entered into an agreement with Kingsdale Capital Corp. (“Kingsdale”).  Pursuant to this agreement, Kingsdale will provide strategic advisory services to us in Canada for a period of one year.  During the term of this agreement, we have agreed to pay Kingsdale a monthly fee of $15,000.

Both Verus and Kingsdale, or their affiliates, were involved in the private placement.  In addition, Verus and Kingsdale, or their affiliates, owned an aggregate of 1.6% of the shares of Refocus common stock outstanding prior to the private placement, the repurchase of shares owned by Mr. Gunter and Ms. Beam and the merger and own 5.0% of the shares of Refocus common stock outstanding after such transactions.

Employees

We currently have five employees, including two persons performing research and product development services and three persons performing executive and administrative functions.  We are not party to a collective bargaining agreement with a labor union, and we consider relations with our employees to be good.  We intend to hire additional personnel in the future, including an optometrist to assist with the management of the clinical trials.

CAUTIONARY STATEMENTS

If any of the following material risks occur, our business, financial condition or results of operations would likely suffer.

Risks Related to our Business and Industry

We have a history of net losses and limited revenues; we expect to continue to incur net losses and we may never achieve or maintain profitability.  We began operations in August 1994 and have a limited operating history upon which you can evaluate our business.  We have incurred losses every year since we began operations. As of December 31, 2002, our accumulated deficit was approximately $16.9 million, including a net loss of approximately $3.1 million for the year ended December 31, 2002.  These losses have resulted primarily from expenses associated with research and development activities, including pre-clinical and clinical trials, obtaining regulatory approvals in international markets and general and administrative expenses. We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our FDA clinical trials in the United States and increase expenditures on research and development associated with new products.

To become profitable, our royalty income derived from the CIBA Agreement must substantially increase.  For the past three full years, our total revenues have been $1.5 million.  If substantial growth in our sales does not occur through royalty revenues from CIBA, we may not be able to achieve or maintain profitability in the future.  The amount of net losses and the time required to reach profitability are highly uncertain, and thus, no assurance can be given that we will ever achieve profitability.

While we have generated substantial tax loss carryforwards in prior years, we believe that these tax loss carryforwards may be substantially reduced due to an ownership change (as defined in the Internal Revenue Code of 1986) that may have occurred as a result of the merger.  Additional work will need to be performed, however, to determine whether an actual ownership change occurred and the amount of tax loss carryforwards that may be available, if any.

We have a limited operating history, a single unproven product to date and our business may not become profitable.  We have spent the past eight years concentrating our efforts on the development of the PresVIEW device and the related surgical procedure for the correction of Presbyopia and, more recently, for the treatment of Ocular Hypertension and POA Glaucoma.  Sales of the PresVIEW device are currently restricted to international markets pending approval of the product by the FDA in the United States.

This short history may not be adequate to enable you to fully assess our ability to achieve market acceptance of our products or our ability to respond to competition.  Accordingly, we are subject to the same uncertainties and risks associated with any company developing products and beginning operations.  If we are unsuccessful in addressing the risks and uncertainties frequently encountered by early stage companies in a new and evolving market, our business will be seriously harmed.

For the next several years, our revenue will be dependent on the PresVIEW Procedure, for the treatment of Presbyopia, Ocular Hypertension and POA Glaucoma utilizing our patented PresVIEW device.  There can be no assurance that the PresVIEW technology will be proven safe and effective, or that if proven safe and effective, the technology will be successfully commercialized.  To improve the surgical outcomes of the PresVIEW Procedure, we developed the PresVIEW Incision System.  We and CIBA are in the final stages of developing and testing this device.  Also, CIBA has separately partnered with an ophthalmic ultrasound provider named OTI of Toronto, Canada (“OTI”).  OTI’s ultrasound mapping technology is being incorporated into a new protocol for the PresVIEW Procedure to help the surgeon identify preoperatively the exact locations on the surface of the eye for the PresVIEW device.  The success of the PresVIEW Procedure may be dependent upon the successful integration and enhancement of these two new devices into the PresVIEW Procedure.  The amount of time required to establish production of the PresVIEW Incision System and OTI’s ultrasound technology and whether the FDA will approve usage of these devices in our clinical trials remains uncertain as of this date.

We rely on third-party sales, marketing, manufacturing, training and customer service, which are out of our control and may have a negative effect on our business.  We have a limited staff of five full-time persons.  We have no sales, manufacturing, training or customer service staff.  We have marketed and sold only a relatively small number of the PresVIEW devices.  Except as contemplated under the CIBA Agreement, the Company has not yet established the manufacturing capacity or the distribution, marketing, sales staff and expertise necessary to commercialize the potential market.  Instead, we will depend on third parties to execute these aspects of our business.

Under our strategic agreement with CIBA, CIBA will be training ophthalmologists on the surgical procedure and providing customer service.  Under the CIBA Agreement, either party has the right to terminate the agreement if the other party becomes insolvent or materially breaches the agreement and fails to cure such breach.  If either party terminates the CIBA Agreement, we would have to develop new arrangements with other third parties or hire a significant number of new staff, either of which may result in substantially higher costs or lower revenues to the Company.  Also, because all of our revenues for the foreseeable future are expected to be received from CIBA, our financial condition is highly dependent on CIBA’s financial ability to pay royalties and milestone payments when they come due.

Although CIBA has an economic incentive to sell our products, CIBA could determine the products do not provide the necessary profit margins or could decide to reduce its allocation of resources to market our products in some or all markets.  We do not have any control over CIBA’s marketing plans or budget including pricing and product bundling, and CIBA could devote substantially less funding than required to effectively market the products.  Furthermore, no assurance can be given that CIBA will be effective in selling and marketing our products.

As contemplated by the CIBA Agreement, upon the termination or expiration of a transition supply agreement between the Company and CIBA, CIBA shall be responsible for and use commercially reasonable efforts to manufacture the PresVIEW device and related products.  We cannot be assured that CIBA will manufacture the Company’s products in accordance with various governmental regulations or that CIBA will produce and maintain appropriate inventories of our products to service the potential market.  CIBA could limit its production of the PresVIEW device to free up manufacturing capacity for other products.  If the Company or CIBA fails to produce enough of a product at a facility, or if our manufacturing process at that facility is disrupted, the Company or CIBA may be unable to deliver that product to our customers on a timely basis.  A failure to deliver products on a timely basis could lead to customer dissatisfaction, damage to our reputation, and a negative impact on our sales and profitability.

We currently rely on single sources for surgical instruments, drive components and the PresVIEW device, and other sources may not be available or they may not properly provide products.  Several of the surgical instruments and materials used to manufacture our custom surgical instruments, the PresVIEW Incision System, and the PresVIEW device are currently provided by single sources.  If we lose one or more of these vendors, delivery of our products could be delayed or prevented and our business would suffer.  If we or CIBA were unable to produce our products in a cost-effective or timely manner, or if the manufacturing of our products were interrupted, our business, financial condition and results of operations could be materially adversely affected.

Many of our instruments, components, and manufacturing processes require a significant degree of technical expertise.  If our third-party vendors and manufacturers fail to produce to specifications or inadvertently use defective materials in the manufacturing process, the reliability and performance of our products will be compromised.  During and after the currently ongoing transfer of manufacturing to CIBA, CIBA will have control over the selection of vendors, and they may or may not continue to use our existing key vendors.  If this transfer of manufacturing duties and potential change in vendors is not handled properly, delivery of our products could be delayed or prevented and our business could be materially adversely affected.

We are dependent on our management, key personnel and consultants, and on the recruitment of additional personnel to succeed, and the loss of such personnel or consultants may damage our business.  Our founder, Dr. Ronald A. Schachar, is the inventor of the PresVIEW device and currently serves as a consultant for us.  Our existing products and future product candidates are based on theories and research developed by Dr. Schachar.  Other principal executive officers and key personnel have extensive knowledge of our PresVIEW technology, the PresVIEW Incision System and the research and development efforts needed to bring the products to market.  The loss of the services of any of our executive officers, other key personnel or consultants could have a material adverse effect on our business and financial condition.

Our success and business strategy is dependent in large part on our ability to attract and retain key management, scientific and operating personnel.  Such persons are in high demand and are often subject to competing employment offers.  We will need to develop expertise and add skilled personnel or retain consultants in such areas as research and development, clinical trials, government approvals, and possibly sales, marketing and manufacturing in the future.  There can be no assurance that we will be able to attract and retain the qualified personnel or develop the expertise needed for our business.  We currently have a small research and management group with limited operating experience.  The inability to hire additional personnel and develop expertise as needed could have a material adverse effect on us.

Dr. Schachar and we have entered into a severance and consulting agreement, which expires upon the earlier of Dr. Schachar’s receipt of $1.75 million from us or the fifth anniversary of the agreement.  In the event that such agreement is terminated by either party,  we might be required to seek a replacement for Dr. Schachar, and such replacement may not be as knowledgeable or effective as Dr. Schachar, which could negatively affect the development of our early stage products.

We have recently hired a new chief executive officer, and in conjunction with the merger, we will have a significant change in the board of directors and such change may be disruptive to our business.  Terence A. Walts, the President and Chief Executive Officer of the Company, was elected to these positions as of September 1, 2002.  Mr. Walts and five of our other directors joined the board of directors effective March 17, 2003.  In addition, the other two board members were elected at the Merger Closing Date.  As a result, all eight of our directors, including Mr. Walts, will have joined the board of directors in March 2003.  Although our board of directors believes that the changes in management and in the board are necessary and desirable developments as we transition from a research and development company, there can be no assurance, however, that these changes will not have a disruptive effect on our operations and business prospects.

CIBA and we face various international risks that may cause an increase in costs.  CIBA and we face risks due to our reliance on sales in international markets.  Our future success will depend in part on the continued expansion of international sales of the PresVIEW device.  International operations expose CIBA or us to risks, including: need for export licenses; unexpected regulatory requirements; tariffs and other potential trade barriers and restrictions; political, legal and economic instability in foreign markets; longer account receivable cycles; difficulties in managing operations across disparate geographic areas; foreign currency fluctuations; reduced or limited protection of our intellectual property rights in some countries; dependence on local distributors; and potential disruptions in sales or manufacturing due to military or terrorist acts.  If one or more of these risks materialize, CIBA’s or our sales to international customers may decrease and costs may increase, which could negatively impact our financial condition.

Due to our dependence on the PresVIEW device, failure to achieve market acceptance in a timely manner could harm our business.  Even if regulatory authorities approve our products, the PresVIEW device or the PresVIEW Incision System may not be commercially successful.  Acceptance of and demand for the PresVIEW device or the PresVIEW Incision System will depend largely on the following factors:

•                  awareness and acceptance by ophthalmologists and patients of our product as safe and effective;

•                  resolution of remaining product development issues associated with the disposable blades for the PresVIEW Incision System;

•                  safety, effectiveness and pricing of alternative products;

•                  prevalence and severity of side effects associated with our product;

•                  pricing of our product to both the ophthalmic community and the consumer;

•                  safety and effectiveness for all targeted indications (i.e., Presbyopia, POA Glaucoma and Ocular Hypertension);

•                  the amount of training required for the proper use of the PresVIEW Incision System and insertion of the PresVIEW device;

•                  the general resistance to implanting a foreign object in the eye;

•                  the lack of long-term follow-up data;

•                  the possibility of unknown side effects;

•                  the degree of usage by the ophthalmic community as a treatment alternative;

•                  how quickly competitive companies can develop and obtain FDA approval for competitive treatment methods;

•                  successful seeding efforts with noted physicians and commercialization in Europe and Canada preceding FDA approval;

•                  our ability to decrease the technical skill level of surgery required for outstanding outcomes via the standardization and automation steps provided in the ultrasound and mechanical drive enhancements in the latest protocol; and

•                  resolution and/or clarification in the various scientific theories of what causes Presbyopia and the specific mechanism of action involved in the PresVIEW Procedure.

Because all of our revenue over the next several years is projected to come from royalties based on the sale of the PresVIEW device and related products, our financial performance will depend upon ophthalmologist adoption and patient awareness of the PresVIEW Procedure.  If CIBA or we are unable to convince ophthalmologists to use the PresVIEW device, we may not be able to generate revenues because we have not projected revenues from our other product candidates in the foreseeable future.

In order for CIBA or us to sell our products, ophthalmologists must recommend and endorse them.  We may not obtain the necessary recommendations or endorsements from ophthalmologists.  Acceptance of our product is dependent on educating the ophthalmic community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our product compared to competitive products, and on training ophthalmologists in the proper application of our product and surgical techniques of the PresVIEW Procedure.  No assurance can be given that the medical community or the patients will accept the PresVIEW Procedure over current conventional treatments.

If we fail to keep pace with advances in our industry or fail to persuade physicians to adopt new products we introduce, customers may not buy our products and our revenues and profits may decline.  The ophthalmic industry is characterized by rapid product development, with a significant competitive advantage gained by companies that introduce products that are first to market, constant innovation in products and techniques, frequent new product introductions and price competition.  Our future growth depends, in part, on our ability to develop products that are more effective in treating diseases and disorders of the eye or that incorporate the latest technologies.  In addition, CIBA or we must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use the new products we introduce.  Many doctors are reluctant to switch a patient to a new treatment.  For example, ophthalmologists may be reluctant to cease a patient’s current treatment for glaucoma, if the current treatment remains effective.  Also, sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products.  Similarly, if we fail to make sufficient investments in research and development programs or if we focus on technologies that do not lead to more effective products, our current and planned products could be surpassed by more effective or advanced products.

We are subject to extensive government regulation that increases our costs and could prevent us from or delay us in selling our products.  The research, development, testing, manufacturing and marketing of our products (including the PresVIEW device and the PresVIEW Incision System) are subject to extensive governmental regulation.  Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping, and the sale and distribution of medical device products and samples.  CIBA is also subject to government regulation with respect to the prices it will charge, the rebates it may offer to customers and the methods of its marketing.  Government regulation substantially increases the cost of developing, manufacturing and selling our products.

We are required to obtain the approval of regulatory agencies worldwide before CIBA or we can market and sell the PresVIEW device or other products and to undergo rigorous inspections by these agencies.  In the United States, we must obtain FDA approval or clearance for each medical device before the devices can be marketed.  The FDA approval process is typically lengthy and expensive, and approval is never certain.  In order to obtain such approvals, our products must be shown to be efficacious and safe for use in humans.  In addition, products distributed outside of the United States are subject to government regulation, which may be equally or more demanding.  Our products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval.  If a regulatory authority delays approval of a product, our market value and operating results may decline.  Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product or may otherwise limit CIBA’s or our ability to promote, sell and distribute a product.  A regulatory agency may require post-marketing studies.  If we are unable to obtain regulatory approval of our products, CIBA and we will not be able to market these products, which would result in a significant shortfall in our sales.  Currently, CIBA and we are actively pursuing approval of our products from regulatory authorities in a number of countries, including the United States.  Growth in our sales will depend on the timely and successful introduction and marketing of some or all of our products.

The clinical trials required to obtain regulatory approvals are complex and expensive and their outcomes are uncertain.  We have incurred and will continue to incur substantial expense for and will continue to devote significant time to clinical trials, but we cannot be certain that the trials will ever result in the commercial sale of a product.  Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval.  We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results.    Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a pharmaceutical or medical device candidate.  The FDA, another regulatory authority or we may suspend or terminate clinical trials at any time if they or we believe that the trial participants face unacceptable health risks.

CIBA and we are also required to demonstrate compliance with the FDA’s quality system regulations before we can receive FDA approval for the PresVIEW device and the PresVIEW Incision System.  The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections.  These regulations relate to product testing, vendor qualification, design control, product manufacturing and quality assurance, as well as the maintenance of records and documentation.  If CIBA or we are unable to conform to these regulations, we will be required to locate alternative manufacturers that do conform.  Identifying and qualifying alternative manufacturers may be a long and difficult process and the delays could seriously harm our business.

Medical devices are also subject to post-market reporting requirements.  If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.  Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

Noncompliance with applicable United States requirements can result in fines, injunctions, penalties, disgorgement of profits, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, marketing restrictions, recommendations by the FDA against governmental contracts, criminal prosecution or clinical trial delays.  The FDA also has authority to request repair, replacement or refund of the cost of any device that CIBA or we manufacture or distribute.  Regulatory authorities outside of the United States may impose similar sanctions against CIBA or us for noncompliance with applicable regulatory requirements.  No assurances can be given that restrictions, sanctions or findings by one of the worldwide regulatory agencies will not result in similar or stronger actions by other regulatory agencies, including the FDA.

If we do not receive and maintain regulatory approvals for our products, we will not be able to market our products.  We cannot market our products or surgical procedure in the United States until the products receive approval from the FDA, and there can be no assurance that we will receive approval.  Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective in the patient population that will be treated for specific indications.  Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated or a program to be terminated or could delay getting approval.  We have limited experience in conducting or managing the clinical trials necessary to obtain regulatory approval.  Instead, we rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations, including CIBA, to perform certain other tasks, and as a result, we may face additional delaying factors outside our control.  In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in FDA policy, FDA interpretation during the period of product development, clinical trials or FDA regulatory review.  Therefore, the actual time and expenditures required to pursue FDA approval are beyond our control and cannot be predicted.

We received approval for and have conducted feasibility clinical trials in the United States on the PresVIEW Procedure for the treatment of Presbyopia.  We have submitted the clinical trial data to the FDA and must seek additional approvals to conduct subsequent portions of the total proposed clinical trial.  The FDA may decline to authorize additional clinical trials or may substantially delay such trials for a variety of reasons.  We also plan to submit an application to the FDA to conduct clinical trials on the PresVIEW Procedure for the treatment of Ocular

Hypertension and POA Glaucoma.  The FDA may not approve the proposed study or may significantly delay the study if approved.  The PresVIEW Incision System developed by us and OTI’s ultrasound technology will also require FDA approval to be used in conjunction with the PresVIEW Procedure in the United States.  Although the approval process for these products is not expected to be lengthy relative to the PresVIEW device, the Company or CIBA has not yet determined specifically the regulatory process that may be required.

Sales of medical devices outside the United States are subject to regulatory requirements that vary by country.  The time required to obtain approval may be shorter or longer than the time required for FDA consideration and involve complexities of dealing with a variety of international governmental regulations.  We have limited experience in dealing with the specific regulations that may be required to sell the PresVIEW device in certain international markets.  Our strategic partner, CIBA, has assumed responsibility for obtaining and maintaining regulatory approvals outside of the United States.  We have no control over and must rely on CIBA’s actions regarding these international regulatory approvals.  No assurance can be given that CIBA will properly obtain or maintain regulatory approvals outside of the United States.

We currently lack long-term data regarding the safety and efficacy of our product and may find that long-term data does not support our short-term clinical results.  The PresVIEW Procedure is a new and revolutionary technology with only a relatively limited number of clinical cases to date.  The long-term effects, if any, of the procedure have not been determined.  The human eye may or may not tolerate the presence of the PresVIEW device. The PresVIEW device may ultimately result in undesirable side effects or medical complications.  We are unaware of any patient who has suffered any significant damage to their vision or experienced any serious complications in the investigational surgeries conducted to date.  The complications experienced to date appear to be minor and related to the evolution of the surgical technique.  Further clinical testing of the PresVIEW device could reveal other complications and side effects, which could bear on the long-term safety and efficiency of the PresVIEW device, any of which could have a material adverse effect on our business.  There can be no assurance that the PresVIEW device and the related surgical procedure will not result in latent complications or that the PresVIEW Procedure is fully reversible in all patients.

We face competition from alternative therapies and sales of our products may be less than our expectations.  We compete with many domestic and foreign competitors, who conduct business in various rapidly evolving and technologically advanced fields, including medical device, pharmaceutical and biopharmaceutical companies.  For example, in the worldwide Presbyopia market, the PresVIEW device will compete with reading glasses, bifocals, multifocal glasses, and the bifocal and multifocal contact lens industry.  There are world leaders in these markets such as: Varilux, Bausch & Lomb, Vistakon (a subsidiary of Johnson & Johnson), Alcon and Allergan.  For the treatment of Ocular Hypertension and POA Glaucoma, we will compete with major pharmaceutical companies such as Alcon, Allergan, Bausch & Lomb, Merck and Pharmacia.  These competitors may develop technologies and products that are more effective, easier to use or less costly than any of our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive.  Many of these competitors have substantially more resources as well as more product development, manufacturing and marketing experience and capabilities than we do.  In addition, many of our competitors have significantly greater experience than we do in conducting pre-clinical testing, clinical trials and in obtaining FDA and other regulatory approvals of products and therapies.

The vision correction industry is intensely competitive.  The significant competitive factors in the industry include price, convenience, acceptance of new technologies, patient satisfaction, and government approval.  Our ability to compete successfully depends in part on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements.  We compete with many larger companies that enjoy several competitive advantages, including established distribution networks; established relationships with health care providers and payors; additional lines of products; the ability to bundle products to offer higher discounts or other incentives to gain a competitive advantage; and greater resources for product development, sales and marketing and patent litigation.  If we are unable to compete effectively against existing or future competitors, sales of our products may be significantly less than our expectations.

Other companies are developing products based on the same or similar scientific theories used by us.  Those products may be more effective than our products and may not infringe our intellectual property rights.  These companies may be able to develop a surgical technique that does not require the use of any implant device to achieve the same or similar surgical result.

We may not successfully develop and launch replacements for our products that lose patent protection, which could significantly decrease our future sales and profits.  Most of our products are covered by patents that give us a degree of market exclusivity during the term of the patent.  Significant patents covering our products will expire within the next 9 to 15 years.  Upon patent expiration, our competitors may introduce products using the same technology.  As a result of this possible increase in competition, CIBA or we may need to charge a lower price in order to maintain sales of our products, which could result in these products becoming less profitable.  If we fail to develop and successfully launch and receive regulatory approval for new products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly.  We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

The royalty rates to be paid to us on the net sales of our products are set forth in the CIBA Agreement are in effect until the later of the expiration of the patent rights in a country or 20 years from the date of the CIBA Agreement.  This period is referred to as the Royalty Period.  In the event that our patent rights expire or are invalidated in any country during the Royalty Period, the royalty rate for net sales in such country significantly decreases to a 3% “know how” rate.  Following the expiration of the Royalty Period, CIBA’s license shall be fully paid up and royalty free with respect to future sales of our products.

Resources devoted to research and development may not yield new products that achieve commercial success and we would be dependent only on the PresVIEW device for sales.  In the past, we have devoted substantial resources to research and development.  In the foreseeable future, we plan to devote relatively less resources to research and development.  The research and development process is expensive, prolonged and entails considerable uncertainty.  Development of a new product, from discovery through testing and registration to initial product launch, typically takes between four and ten years for a medical device.  These periods vary considerably from product to product and country to country.  Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully.  None of the products currently in our development pipeline may be commercially successful.

Surgeon training and the ability of surgeons to routinely achieve a good surgical result for virtually all patients is important to our success.  Failure, for any reason, of surgeons to achieve good results will harm our business.  During the course of the development of the PresVIEW device, the PresVIEW Incision System and the related surgical procedure, the surgical technique and surgical instruments have evolved and changed as we attempted to make the surgical procedure easier for the surgeon to perform.  The PresVIEW Procedure, while using surgical skills similar to other ophthalmic surgical procedures, is a relatively new surgical technique that requires training and precise execution by the surgeon.  Over recent years and even in recent months, some surgeons have not been able to successfully use the PresVIEW Incision System.  Some surgeons have not been able to successfully place the PresVIEW device in the sclera of the eye to achieve the necessary effect.  Certain of these surgeons have chosen to publish their unsuccessful clinical results.

It is critical to CIBA’s sales effort to train a sufficient number of physicians to properly perform the PresVIEW Procedure.  We understand that CIBA intends to educate ophthalmic surgeons through presentations at international conferences and through surgical training courses.  If physicians are not properly trained, they may misuse or ineffectively use our products resulting in unsatisfactory patient outcomes, patient injury and related liability or negative publicity.  If CIBA or we are not successful in adequately training surgeons, or perhaps in further improving the technique and surgical instruments such that all surgeons with the requisite skills can routinely obtain good surgical results, our business will be significantly harmed.

We may be subject to future product liability litigation that could be expensive and may result in the inability to obtain insurance coverage.  The manufacture, distribution and sale of medical devices are inherently subject to the risk of product liability claims.  The Company uses all its efforts to take reasonable precaution in the handling, testing, packaging and distribution of the product to minimize potential liability.  Nonetheless, it is possible that the Company and CIBA may become subject to litigation involving the PresVIEW device, both in domestic and international markets.  We have provided and may continue to provide certain limited indemnities to academic or other institutions that are participating in the FDA clinical trials.

We have obtained product liability insurance coverage with a policy aggregate limit of $10.0 million.  Effective April 1, 2003, the coverage was lowered to $5.0 million as a result of the transitioning of our manufacturing and distribution to CIBA.  The coverage is on a claims made basis, and has a retroactive effective date to the date of incorporation of Presby in August 1994.  Despite such coverage, we may be subject to claims that exceed the insurance coverage and such claims may have a material adverse effect on us.  In addition, we may require increased product liability coverage if sales of our products increase.  Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.  We have not been subject to any product liability litigation to date.

Although we are not currently subject to any product liability proceedings, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of procedures performed using the PresVIEW device or our surgical equipment.  The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future.  Even claims without merit could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees.  Successful product liability claims could have a material adverse effect on our financial condition.  Under the CIBA Agreement, CIBA indemnifies us from certain claims and potential losses associated with our products manufactured by CIBA.

We may be subject to future claims from physicians who disagree with our return policy, and we may incur unexpected expenses to resolve the complaints.  A number of ophthalmologists with practices based in the United States purchased surgical kits including the PresVIEW device at international locations.  While certain of these physicians conducted investigational surgeries at international locations for the purpose of research, many of these physicians purchased our products with a desire to participate in the clinical trials approved and regulated by the FDA of the PresVIEW Procedure.  All of these physicians were aware that the PresVIEW device was not approved by the FDA for use in the United States at the time of their purchase.  We did not sell the products subject to a right of refund.  Nevertheless, several of these ophthalmologists have recently informed us that if they are not selected to participate in the clinical trials, they plan to return the products with a request for a refund.  Due to the CIBA Agreement, we do not have full control over the selection process of the ophthalmologists to become the investigators and thus cannot ensure that these physicians will be selected to participate in the clinical trials.  Any discussions are preliminary and the amount of liability, if any, to these physicians is uncertain at this time.

We established a reserve of $50,000 at December 31, 2001, as an estimate of the cost of providing replacement PresVIEW devices to all physicians that might have PresVIEW device inventory on hand.  The packaging of the PresVIEW device provides guaranteed sterility only for a limited period of time.  We have encouraged physicians to await the availability of the PresVIEW Incision System for use in future PresVIEW Procedures.  The sterility dating of the packaging of the physicians’ inventories of the PresVIEW device may be expired by the time the physicians are prepared to once again perform the surgical procedure.  Subject to CIBA’s consent, we intend to replace the PresVIEW device inventory of physicians with the new CIBA packaged PresVIEW device.

Failure of users of our products to obtain adequate reimbursement from third-party payors could limit market acceptance of our products, which could impact our sales and profits.  The initiatives of managed care organizations and governments to contain healthcare costs in the United States and elsewhere are placing an increased emphasis on the delivery of more cost-effective medical therapies. This emphasis could adversely affect sales and prices of our products.  For example:

•                  major third-party payors for hospital services, including government insurance plans, Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years, resulting in stricter standards for reimbursement of hospital and outpatient charges for some medical procedures, including cataract and intraocular lens procedure.  Because of increased transparency of prices following the adoption of the euro, member governments in some countries in the European Union are requesting price reductions to match prices charged in other countries in the European Union;

•                  numerous legislative proposals have been considered that, if enacted, would result in major reforms in the United States healthcare system;

•                  our competitors may reduce the prices of their products, which could result in our competitors being reimbursed for a larger number of procedures by third-party payors;

•                  there are proposed and existing laws and regulations governing product prices and the profitability of companies in the health care industry; and

•                  there have been recent initiatives by third-party payors to challenge the prices charged for medical products, which could affect our profitability.

Currently available surgical procedures to improve vision, such as laser refractive surgery, are generally not reimbursable by third-party payors.  We believe that third-party payors will not provide reimbursement to patients for the PresVIEW Procedure if the procedure is undergone for the treatment of Presbyopia.  Third-party payors or government insurance programs may provide some level of reimbursement to patients that undergo the PresVIEW Procedure for the treatment of Ocular Hypertension or POA Glaucoma.  This reimbursement may not be available immediately at FDA approval or, if available, reimbursement may be limited, thereby adversely affecting CIBA’s or our ability to sell our medical devices on a profitable basis for the treatment of Ocular Hypertension or POA Glaucoma.  Further, an adverse coverage decision by the Centers for Medicare and Medicaid Services, the government agency that oversees the Medicare and Medicaid programs, could adversely influence private insurers, as well as other public payors.

Reductions in the prices for our products in response to the trends noted above could reduce our profits.  Moreover, the PresVIEW Procedure for the treatment of Ocular Hypertension and POA Glaucoma may not be covered in the future by third-party payors.  Consequently, ophthalmologists, out-patient surgical facilities, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of our products and for procedures performed using our surgical medical device products from third-party payors such as Medicare, Medicaid and health insurance programs, both governmental and private.                Therefore, the failure of our products to be so covered could cause our profits to decline.

Since the same PresVIEW Procedure treats Presbyopia as well as Ocular Hypertension and POA Glaucoma, a decline in the price of the PresVIEW device due to price pressures by third-party payors could result in a price decline for the PresVIEW device used in the treatment of the other indication.

Economic conditions and price competition may cause sales of our products used in elective surgical procedures to decline and reduce our profitability.  Sales of products used in elective surgical procedures may be adversely impacted by economic conditions.  Generally, the costs of elective surgical procedures are borne by individuals without reimbursement from their medical insurance providers or government programs.  Accordingly, individuals may be less willing to incur the costs of these procedures in weak or uncertain economic conditions and there may be a decline in the number of these procedures.  Sales of the PresVIEW device worldwide and our revenues from licensing fees may come under pressure and may remain under pressure if current weak economic conditions persist.

We may be required to bring litigation to enforce our intellectual property rights, which may result in substantial expense.  We rely on patents to protect our intellectual property rights.  We have 18 issued United States patents and 30 issued or published international patents.  We have 15 pending United States patent applications and 81 pending international patent applications.  Related to the PresVIEW technology, we have 10 issued United States patents and 21 issued international patents.  Related to the PresVIEW technology, we have 9 pending United States patent applications and 73 pending international patents.  The patents associated with the PresVIEW technology have expiration dates ranging from 2012 to 2018.  The patents and patent applications related to our early stage products generally do not expire until after 2015.  The strength of our patent portfolio, however, is uncertain.  In particular, our competitors and others entities may allege that:

•                  our patents and pending patent applications use technology that we did not invent first, or

•                  we were not the first to file patent applications for these inventions.

Further, because of the uncertain nature of patent protection, we cannot be certain that:

•                  others will not independently develop similar or alternative technologies or duplicate our technologies,

•                  any of our pending patent applications will result in further issued patents, or

•                  any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages or will not face third-party challenges or be subjected to further proceedings limiting their scope.

We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions.  We could also become involved in opposition proceedings in foreign countries challenging the validity of our patents.  In addition, costly litigation could be necessary to protect our patent position.  In some jurisdictions, patent law relating to the scope of claims in the technology fields in which we operate is still evolving, and consequently, patent positions in our industry are somewhat uncertain.  We may not prevail in any lawsuit or, if we do prevail, we may not be awarded commercially valuable remedies.  In addition, it is possible that we will not have the resources required to pursue necessary litigation or to otherwise protect our patent rights.  Failure to protect our patent rights could harm us.

We have been involved as plaintiffs in three such lawsuits in the United States related to our patented technology for the PresVIEW Procedure.  For more information on such lawsuits, see “Legal Proceedings.”

Patent rights in jurisdictions outside the United States are even more uncertain and difficult to protect.  There may be patents in certain international jurisdictions that are not enforceable or, if enforceable, the Company or CIBA may determine not to attempt to enforce such rights due to the expense, the likelihood of prevailing or for other reasons.  Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Pursuant to the CIBA Agreement, a Patent Litigation Committee (the “PLC”) has the responsibility to facilitate communication and decision-making concerning all threatened and potential claims relating to patent infringement.  The PLC is composed of two members from CIBA and two members from the Company.  As a result, we cannot control the PLC’s actions, and the PLC could take action or fail to take action that causes damage to our patent and other intellectual property rights.

We rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business, including CIBA.  We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions.  These individuals or CIBA or their employees may breach our confidentiality agreements and our remedies may not be adequate to enforce these agreements.  Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and these disputes may not be resolved in our favor.  Furthermore, our competitors may independently develop trade secrets and proprietary technology similar to ours.  If we do not receive patents for products arising from our research, we may not be able to maintain the confidentiality of information relating to such products.

If our intellectual property rights are not adequately protected, we may be unable to keep other companies from competing directly with us, which could result in a decrease in our market share.  Enforcement of our intellectual property rights to prevent or inhibit appropriation of our technology by competitors can be expensive and time-consuming to litigate, or otherwise dispose of, and can divert management’s attention from carrying on with our core business.

Our products could infringe upon the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.  Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims.  We may be required to pay substantial damages, including triple damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents.  Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.  Further, we may be prohibited from selling our products before we obtain a license from the owner of the relevant technology.  If such a license is available at all, it may require us to pay substantial royalties.

Under the CIBA Agreement and if mutually agreed by the PLC, CIBA shall control and be responsible for the cost of defense of patent infringement claims against us related to our products licensed by CIBA.  We are responsible for reimbursing CIBA up to 100% of the defense costs if funds are paid to a third-party as a result of infringement by us.  Since CIBA controls the defense of these claims, we cannot be assured that CIBA will take any actions that are in our best interest in these matters.

CIBA or we may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.  The manufacturing and marketing of medical devices and surgical equipment and instruments involve an inherent risk that our products may prove to be defective or cause a health risk.  In that event, CIBA or we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  We have recalled products in the past as explained later in this section and, based on this experience, believe that the occurrence of a recall could result in significant costs to CIBA or us, potential disruptions in the supply of our products to our customers and potential adverse publicity, all of which could harm the ability to market our products.  A recall of one of our products or a similar product manufactured by another manufacturer could impair sales of the products we market as a result of confusion concerning the scope of the recall.

We have devoted substantial financial and management resources to research and development and the enhancement and improvement of both the patented PresVIEW device and the PresVIEW Procedure.  In order to improve the results of the PresVIEW Procedure, we have on several occasions replaced the inventory of the physician customers with a new release of the PresVIEW device.  We have also provided to our paid customers all upgrades or modifications to the hand-held surgical instruments free of charge.  We have written off the cost of the previous injection molding equipment, the discontinued PresVIEW device or instrument inventory and other costs associated with the upgrade of the PresVIEW device and instruments.

In 1999 and early 2000, Presby conducted a voluntary recall of the PresVIEW device because of a redesign of the shape of the segments of the PresVIEW device.  One or more of the segments of the PresVIEW device prototype sold in 1998 and early 1999 had a tendency to turn on its side in a small percentage of patients presumably as a result of the patients rubbing their eyes.  Although not posing any known safety risk to the patient, the patients would generally notice that their improvement in near vision as a result of the surgery would decrease after the segment rotation.  Presby redesigned the shape of the PresVIEW device segments by making the segment wider than it was tall with the intent of eliminating this rotation problem.  Presby replaced, at no cost to the physicians, PresVIEW device inventory of physician customers worldwide with the newly designed PresVIEW device.  We are not aware of any report of the rotation of the current PresVIEW device design.  During the period of the recall, Presby did not recognize sales pending shipment of the new release of the PresVIEW device.

Presby did not ship or recognize any significant sales in 2001 pending final development of the PresVIEW Incision System.  There can be no assurance that such expenses associated with product upgrades and the suspension of sales during similar future periods, if any, will not have a material impact on our operating and financial position.

Pursuant to the CIBA Agreement, such decisions regarding the modification of the PresVIEW device and related products shall be determined by a Joint Technical Committee comprised of two members from each of CIBA and the Company.  CIBA may or may not decide to provide product upgrades at no cost to customers and particularly to customers that purchased their products prior to the date of the CIBA Agreement.  If CIBA decides not to provide product upgrades to customers, those customers may be dissatisfied and may cause damage to the product marketing efforts.

Modifications to our products may require new clinical trials, FDA 510(k) clearances or pre-market approvals or may require us to recall the modified devices until clearances are obtained.  Any modification to an FDA-cleared device that significantly affects its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or possibly pre-market approval.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any such decision.  We may make additional modifications to our products and future products after they have received clearance or approval and, in appropriate circumstances, determine that new submission is unnecessary.  The FDA may not agree with any of our decisions not to seek new clearance or approval.  Also, in such a circumstance, we could be subject to significant regulatory fines or penalties.

We will face substantial future capital requirements, which we may not be able to satisfy, and such a scenario may cause us to delay or curtail our business plan. The amount of our available working capital may not be adequate, and we may be unable to obtain future capital on satisfactory terms.  We will be required to commit substantial resources to conduct the research and development, clinical studies and regulatory activities necessary to bring any potential medical device products to market.  There can be no assurance that our current cash and cash equivalents will be sufficient to fund our operations until profitability or through completion of FDA clinical trials.  Therefore, we may be required to seek additional funding through collaborative arrangements with corporate partners and through public or private debt or equity financings.  Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on our ability to pay dividends on our capital stock or the manner in which we conduct our business.  There can be no assurance that any financings, if needed, will be available to us or that adequate funds for our operations, whether from our revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, clinical studies and/or regulatory activities or may cause us to cease our operations.

Any acquisitions that we consummate could disrupt our business and harm our financial condition. In the future, we may evaluate potential strategic acquisitions of complementary businesses, products or technologies.  We may not be able to identify appropriate acquisition candidates or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire.  Furthermore, the integration of any acquisition may divert management’s time and resources from our core business.  While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with any respect to acquisitions.

Risks Related to Our Common Stock

The liquidity of our common stock is affected by its limited trading market.  Shares of our common stock are traded on the OTC Bulletin Board under the symbol “RFCG.OB.” There is currently no broadly followed established trading market for our common stock.  An “established trading market” may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our shares.  The trading volume of our common stock historically has been limited and sporadic.  As a result of this trading activity and the merger, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock likely would decline.  While we have applied for approval for the listing of our common stock on the American Stock Exchange, we cannot be certain that we will receive such approval.

Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to “penny stock.”  The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions.  If our common stock meets the definition of a penny stock, it will be subjected to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

Our common stock will likely be subject to substantial price and volume fluctuations.  The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

•                   our quarterly operating results;

•                   additions or departures of key personnel;

•                   changes in the business, earnings estimates or market perceptions of our competitors;

•                   the introduction of new products by us or our competitors;

•                   future sales of our common stock by us or other selling stockholders;

•                   changes in general market or economic conditions;

•                   announcements of legislative or regulatory change; and

•                   potentially significant downward selling pressure on the stock price during the first years as certain current and new stockholders seek to liquidate a portion or all of their holdings for various reasons, subject to certain lock-up provisions where applicable.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance.  In addition, there has been a limited public market for our common stock.  We cannot predict the extent to which investor interest in us will be maintained.  Such interest is necessary for an active, liquid trading market for our common stock.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.

A significant number of our shares are eligible for sale and their sale could depress the market price of our stock.  Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock.  Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price.  Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for the shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale.  Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

After giving effect to the merger, certain of our principal stockholders will continue to have significant voting power and may take actions that may not be in the best interest of other stockholders.  Certain of our officers, directors and principal stockholders continue to control a significant percentage of our outstanding common stock.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.  We have never declared or paid any cash dividends or distributions on our common stock.  We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our certificate of incorporation and Delaware law contain certain anti-takeover provisions that may inhibit a takeover, and we may adopt other measures to discourage a takeover.  Delaware Law and the provisions we intend to add to our certificate of incorporation relating to a classified board of directors may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes.  A classified board, which is made up of directors elected for staggered terms, while promoting stability in board membership and management, also moderates the pace of any change in control of our board of directors by extending the time required to elect a majority, effectively requiring action in at least two annual meetings.  Our board may consider and adopt additional measures that would prevent us from being subject to a takeover.

We are subject to critical accounting policies and actual results may vary from our estimates.  We follow accounting principles generally accepted in the United States of America in preparing our financial statements.  As part of this work, we must make many estimates and judgments about future events.  These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements.  We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time.  However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 10300 North Central Expressway, Suite 104, Dallas, Texas, in approximately 600 square feet of space occupied under a lease with a monthly rental rate of $668.25 that expires in September 2003.  We occupy additional space under a month-to-month lease that is located in a freestanding 4,000 square foot building on 4.5 acres in Denison, Texas.  The Denison facility houses our clean room and is owned by Dr. Ronald A. Schachar, the former chairman and Chief Scientist of Presby.  The rent for the Denison facility is $4,000 per month.  Mr. Walts, a director and our Chief Executive Officer and President, is based in Atlanta, Geogia.

ITEM 3. LEGAL PROCEEDINGS

In March 2000, we filed suit against Surgilight, Inc.  for patent infringement in the United States District Court for the Middle District of Florida, Orlando Division.  We own multiple domestic and international patents directed to methods, devices and systems for the treatment of Presbyopia and other eye disorders.  One such patented methodology is directed to the use of lasers to weaken the sclera (the white of the eye), and thereby manipulate the ciliary muscle to treat Presbyopia.  Our international patent portfolio is directed to, and includes within its scope, various means and methodologies that increase the effective working distance of the ciliary muscle in a presbyopic eye.

By using lasers to ablate the sclera, we asserted that Surgilight infringed one or more of the patents.  During the litigation, substantially all discovery and pretrial litigation were conducted.  During this litigation, Surgilight filed several substantive motions for summary judgment, all of which were denied by the Federal Magistrate.

Following these denials, in December 2001, we accepted a cash settlement from Surgilight.  In conjunction with that settlement, Surgilight acknowledged the validity and enforceability of our patents.  The settlement did not include a license of any of our technology to Surgilight.

In May 2000, we filed a patent infringement suit against Howard N. Straub, D.O., the Colorado Eye Institute, Restorvision, Inc. and LensTec, in the United States District Court for the District of Colorado.  We alleged that Straub has performed or arranged for the performance of surgical procedures on United States citizens and in foreign countries in which unauthorized copies of our patented PresVIEW devices were used. During the litigation, significant discovery and pretrial litigation were conducted.  We and our patent counsel believe such copies of the PresVIEW device created by the defendants are covered under existing patents issued to us.  During this litigation, the defendants filed substantive motions for summary judgment, all of which were denied by the Federal Judge.

Following the most recent denial, in June 2002, the Court granted a Motion jointly proposed by both parties that stayed the litigation for a period of 12 months.  During this period, the United States Patent and Trademark Office will continue its investigation into the validity of Restorvision’s patent applications.  We believe that those applications will be rejected by the Patent Office.

If the Patent Office issues a patent on Restorvision’s modification, we and our counsel believe that Restorvision would still be required to obtain a license to our underlying PresVIEW patents prior to marketing the Restorvision modification in the United States and in many countries around the world.  Under the CIBA Agreement, we are prohibited from agreeing to such a license, although CIBA could grant such a license with our consent.

To encourage medical and scientific research that might otherwise constitute patent infringement in the United States, Congress has provided a limited patent infringement exemption.  This exemption, found at 35 U.S.C. § 271(e)(1), provides that a person does not commit an act of infringement by using patented technology “solely for uses reasonably related to the development and submission of information” to the FDA.  This exemption applies equally to patented drugs and medical devices.

In the Surgilight and Straub suits, the defendants attempted to rely upon this exemption as part of their defense.

We disputed that the defendants’ activities are protected by the exemption.  We contend, among other things, that in order for activities to be undertaken solely for the purposes of submitting information to the FDA, the activities must comply with the regulations of the FDA.  We believe that the defendants have violated FDA regulations and are not protected by the exemption.

We further believe that any activities not permitted under such exemption, such as commercial activities in the United States, are violations of our patents.

In August 1999, we filed suit against Orbtek, Bausch & Lomb, Bausch & Lomb Surgical, and various doctors alleging that the defendants practiced, without permission, various patented methods relating to astigmatic correctional surgery and radial keratotomy.  The patents at issue in this suit do not relate to the PresVIEW technology.  In early 2001, we accepted a cash settlement from the defendants to settle this litigation on a confidential basis.

In May 2001, we also filed suit against Douglas Steel, M.D.  We alleged in the suit that Dr. Steel copied, manufactured and sold in the United States a scleral prosthesis developed and patented by us.  We further alleged that Dr. Steel performed numerous commercial surgeries in the United States to treat Presbyopia in accordance with procedures developed and patented by us.  The United States District Court for the Central District of California issued a preliminary injunction in late May 2001 against Dr. Steel as requested by us.  In October 2001, we accepted a cash settlement from Dr. Steel.  The settlement did not include a license of any of our technology to Dr. Steel.

We have notified certain other potential infringers of potential litigation by us, but are not currently engaged in other litigation.

Under the CIBA Agreement, a Patent Litigation Committee (“PLC”), was formed to facilitate communication and decision-making concerning all pending, threatened and potential claims relating to patent infringement, including both claims against CIBA or us and claims by CIBA or us against any third party based upon our patent rights.  The PLC has two voting members from CIBA and two from the Company.  Generally, all patent litigation must have the majority vote approval of the PLC.  Subject to the approval of the PLC, CIBA will lead and fund the litigation to prevent or eliminate any infringement of our patent rights by third parties.  Any recovery of damages will be allocated to both parties first as reimbursement for expenses and then based on the damages incurred by  CIBA and us, respectively.  Should the recovery of damages not cover CIBA’s expenses, CIBA shall recover 50% of the total unrecovered costs from future royalty payments to be paid to us such that each party bears 50% of the unrecovered costs of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the close of business on January 6, 2003, VeryBestoftheInternet.com, Inc. received written consents of stockholders in lieu of a special meeting from stockholders that held 9,140,000 shares of common stock, or approximately 93% of the aggregate outstanding shares of common stock.  Pursuant to the written consent, the stockholders of VeryBestoftheInternet.com, Inc. approved the reincorporation of VeryBestoftheInternet.com, Inc., a Texas corporation, in Delaware through a merger of it with and into its wholly-owned Delaware subsidiary, Refocus Group, Inc.  The reincorporation changed the name of VeryBestoftheInternet.com, Inc. to Refocus Group, Inc. and was effected in February 2003.

The number of shares of common stock held by stockholders who executed consents in favor of the reincorporation constituted a majority of the 9,823,400 shares eligible to consent to such matter. No other actions were taken by the stockholders pursuant to the written consent.

PART II

ITEM 5. MARKET FOR CORPORATION’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 16, 2002, shares of common stock of VeryBestoftheInternet.com became eligible for quotation on the NASD Electronic Bulletin Board under the symbol “VYIB.OB.” On February 25, 2003, the symbol was changed to “RFCG.OB.”  No trades, however, were ever made with respect to shares of Refocus common stock prior to the merger.  As a result, the range of high and low bid information for shares of Refocus common stock for each full quarterly period within the two most recent fiscal years is not available. The range of high and low bids for shares of Refocus common stock since the closing of the merger through March 25, 2003 have been $5.50 and $3.60, respectively, based on bids that represent prices quoted by broker-dealers on the OTC Bulletin Board System.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Presby stock, prior to the merger, was not traded on a public trading market, and Presby had no registered securities outstanding.

As of March 25, 2003, there were 18,943,887 shares of Refocus common stock outstanding with approximately 422 stockholders of record.  The increase in shares of Refocus common stock outstanding since the closing of the merger is due to the exercise of stock options.

Dividend Policy

While there are no restrictions on the payment of dividends, Refocus has not declared or paid any cash or other dividends on shares of Refocus common stock in the last two fiscal years and presently has no intention of  paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

                Information relating to Refocus’ equity compensation plans will be set forth in our 2003 Proxy Statement for the Annual Meeting of Shareholders.

Recent Transactions and Sales of Unregistered Securities

Pursuant to the Merger Agreement, at the closing on March 6, 2003, Refocus issued 11,940,144 shares of Refocus common stock to the stockholders of Presby in exchange for 100% of the outstanding capital stock of Presby, subject to the assertion of appraisal rights by former Presby stockholders.  In addition, Refocus assumed the amended and restated 1997 Stock Option Plan of Presby (the “Option Plan”) and reserved 4.1 million shares of Refocus common stock for options issued and issuable under the Option Plan.  At the time of the merger, Presby had outstanding options to purchase 719,486 shares of common stock that were converted in the merger into options to purchase the same number of shares of Refocus common stock.

Prior to the merger, Refocus effected a forward-split of its common stock on the basis of approximately six shares for each share issued and outstanding. Following the forward-split and immediately prior to the private placement described below and the merger, Refocus purchased all but 4,000 shares of Refocus common stock held by Mr. Gunter and Ms. Beam for $25,000, resulting in Refocus having 4,097,107 shares outstanding prior to the merger and the private placement.

Concurrently with the merger, Refocus (as it existed with Presby) consummated a private placement resulting in the issuance of shares of Refocus common stock at a price per share of $2.00 with a detachable warrant to purchase one-half of a share of Refocus common stock at an exercise price per share of $2.50. The private placement is being consummated in two tranches. The first tranche closed simultaneously with the closing of the merger.  Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with 50% of their subscribed investment being funded at the closing of the first tranche and the remaining 50% being funded at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on:

•                  the initiation of Presby’s Phase II FDA clinical trial for the treatment of Presbyopia;

•                  the earlier of:

•                  approval from Health Canada  to commercialize Presby’s treatment for POA Glaucoma, and/or Ocular Hypertension or

•                  the completion, after the closing of the merger, of 500 surgical procedures in Canada and/or the EU utilizing the PresVIEW device for the treatment of POA Glaucoma or Ocular Hypertension; and

•                  the concurrent second tranche investment by CIBA of $1.25 million.

The gross proceeds from the private placement, including both tranches, is expected to be $11.5 million. This $11.5 million does not include the $1.0 million Verus contingent subscription (See "Item 1. Business - Description of Business - Other Material Agreements - Verus Support Services Inc."). Refocus received approximately $5,147,500 for 2,875,000 shares of Refocus common stock, net of advisory, placement agent and finder fees, in the initial tranche of the private placement.  Warrants to purchase an aggregate of 1,437,500 shares of Refocus common stock were issued to these investors in the initial tranche. In addition to the $194,447 of deferred expenses at December 31, 2002, an estimated $570,000 in additional costs for legal, audit, and other merger and private placement costs are to be offset against the proceeds received from the shares of Refocus common stock issued.  As consideration for advisory services provided to Refocus and Presby in connection with the merger, Refocus issued an aggregate of 12,500 shares of Refocus common stock, warrants to purchase an aggregate of 1,200,000 shares of Refocus common stock at an exercise price per share of $2.50 and warrants to purchase an aggregate of 50,000 shares of Refocus common stock at an exercise price per share of $2.00 to certain advisors.  In connection with the private placement, Refocus paid $40,000, and issued warrants to purchase an aggregate of 50,000 shares of Refocus common stock at an exercise price of $2.50 per share to Atlas Capital Services, LLC, who served as the placement agent in the private placement.

After giving effect to the merger and the initial tranche of the private placement, there was a total of 18,924,751 shares of Refocus common stock outstanding.  Additionally, there were warrants to purchase a total of 2,737,500 shares of Refocus common stock and options to purchase 719,486 shares of Refocus common stock outstanding at the closing of the merger and initial tranche of the private placement.

The shares of Refocus common stock issued to stockholders of Presby in connection with the merger and the shares of Refocus common stock and warrants to purchase shares of Refocus common stock that were issued in the private placement were not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Certificates and agreements representing these shares and warrants, respectively, will contain a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under that act.   The issuance of the shares of Refocus common stock to the former Presby stockholders and to the investors in the private placement was undertaken without general solicitation or advertising.  The former Presby stockholders and the investors represented to Refocus that, among other items, they were acquiring these securities for investment purposes only and not with a view toward public distribution and that they were accredited investors within the meaning of Rule 506.   Additionally, the former Presby stockholders and investors acknowledged that the securities issued to them were “restricted securities”.  Moreover, Refocus filed with the Securities and Exchange Commission Forms D pursuant to Rule 506 with respect to these transactions. If any securities are issued to Verus Support Services Inc. pursuant to the Verus contingent subscription agreement referenced above, this issuance will not be registered under the Securities Act of 1933 in reliance upon the exemption from the registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under that act.  This agreement was a privately negotiated transaction without general solicitation or advertising with a company that we believe is an accredited investor within the meaning of Rule 506. As a condition to the issuance of such securities, Refocus will require Verus to make the same representations as were made by the investors in the private placement. Furthermore, Refocus has filed with the Securities and Exchange Commission a Form D pursuant to Rule 506 with respect to this transaction.

Additionally, in connection with the merger and the private placement, holders of approximately 91% of the outstanding stock of Presby and all holders of shares of Refocus common stock and warrants to purchase shares of Refocus common stock acquired in the private placement entered into agreements with Refocus that prohibit the stockholder from:

•                    publicly selling, contracting to sell or otherwise transferring any of the shares of Refocus common stock beneficially owned by the stockholder following the merger; or

•                    privately selling, contracting to sell or otherwise transferring (unless the proposed transferee agrees to be bound by the restrictions on transfer contained in the stockholder’s agreement with Refocus) any of the shares of Refocus common stock beneficially owned by the stockholder following the merger.

Stockholders who entered into these agreements and who received or acquired shares of Refocus common stock and warrants to purchase shares of Refocus common stock as a result of the merger or the private placement may, however, transfer those shares, publicly or otherwise, as follows:

•                    Shares of Refocus common stock and warrants to purchase shares of Refocus common stock  acquired in the private placement.  Stockholders who acquired shares of Refocus common stock and warrants to purchase shares of Refocus common stock in the private placement may transfer those shares at a rate of nine percent of the aggregate number of shares of Refocus common stock and shares of Refocus common stock underlying the warrants issued to that stockholder in the private placement per month, subject to applicable securities laws, following the effective date of a registration statement covering those shares.

•                    Shares of Presby common stock and Series C preferred stock (prior to the conversion of the Series C preferred stock into Presby common stock) prior to the merger.  Holders of Presby common stock and/or Presby Series C preferred stock prior to the merger may transfer the shares of Refocus common stock received in connection with conversion of the Presby common stock and Series C preferred stock in the merger at a rate of nine percent of the aggregate number of shares of Refocus common stock issued to the stockholder for his shares of Presby common stock and/or Series C preferred stock in the merger (calculated at the date of the closing of the initial tranche of the private placement) per month, subject to applicable securities laws, beginning one year after the effective date of a registration statement covering those shares.

•                    Shares of Presby Series B preferred stock (prior to the conversion of the Series B preferred stock into Presby common stock) prior to the merger.  These stockholders may transfer shares of Refocus common stock as follows:

•                    at a rate of three percent of the aggregate number of shares of Refocus common stock issued to the stockholder for his shares of Presby Series B preferred stock in the merger (calculated at the date of the closing of initial tranche of the private placement) per month, following the effective date of a registration statement covering those shares; and

•                    at a rate of nine percent of the aggregate number of shares of Refocus common stock issued to the stockholder for his shares of Presby Series B preferred stock in the merger (calculated at the date of the closing of the initial private placement) per month, subject to applicable securities laws, beginning six months after the effective date of a registration statement covering those shares.

These agreements between Refocus and the stockholders will terminate two years after the date of closing of the merger.

                Pursuant to the terms of the private placement, Refocus agreed to register for resale under the Securities Act of 1933 the shares of Refocus common stock and shares of Refocus common stock acquirable upon exercise of the warrants issued in the private placement no later than the earlier of:

•                    180 days after the closing of the merger, or

•                    the earlier of:

•                    90 days after approval for listing on the American Stock Exchange, or

•                    180 days after approval for quotation on  the Nasdaq SmallCap Market.

Additionally, as consideration for entering into the agreements restricting transfer, Refocus agreed to register for resale under the Securities Act of 1933 the shares of Refocus common stock received by holders of Presby common stock, Series B preferred stock and Series C preferred stock in connection with merger at the same time as the shares of Refocus common stock issued in the private placement were registered for resale.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRESBY CORP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DECEMBER 31, 2002

The following discussion and analysis of the financial condition and results of operations of Presby and its subsidiaries should be read in conjunction with the financial statements and related footnotes included in Item 7.  All dollar amounts presented in this section have been rounded to thousands, except per share amounts.

Overview

Since its incorporation in August 1994, Presby Corp has been primarily engaged in the research and development of the PresVIEW device and the related technology for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  We have also conducted research and development activities directed toward the eventual commercialization of other medical and optical products.  Although we first recorded revenues in the quarter ended December 31, 1997, we expect to continue to incur substantial losses until sufficient revenue can be generated to offset expenses.

The research, manufacture, sale and distribution of medical devices, such as the PresVIEW device, are subject to numerous regulations, imposed by governmental authorities, principally the FDA, and corresponding state and foreign agencies.  The regulatory process is lengthy, expensive and uncertain, and the requirements vary significantly in different jurisdictions around the world. We obtained CE Mark certification to sell the PresVIEW device in the European Union in 1997.  Since 1997, we also obtained approval to sell the PresVIEW device in Mexico, Israel, South Korea, South Africa and certain other countries outside the United States.  We obtained significant and valuable clinical information from the resulting surgical procedures, which resulted in material improvements to the PresVIEW device and the related surgical technique.

A portion of our revenue from 1997 to date has been generated from fees charged to physicians for education about the PresVIEW technology during seminars sponsored by us.  Virtually all of the remainder of our revenues from 1997 to date have been generated by the sale of surgical kits to physicians.  A surgical kit consists of a number of surgical instruments and quantities of PresVIEW devices required to perform the PresVIEW Procedure.  A significant number of these surgical kits have been purchased by physicians, which may have clinical facilities in the United States, but purchase our products for shipment to and use in Mexico and other countries outside of the United States.

In March 2002, we awarded CIBA Vision Corp., or CIBA, the right to obtain an exclusive worldwide license to market and distribute the PresVIEW device and the related specialized automated incision device, or the PresVIEW Incision System, and related disposable blades for use in the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  Under the agreement with CIBA, CIBA has agreed to assume responsibility for product commercialization worldwide, and will provide adequate resources for marketing, mutually agreed upon patent protection, international regulatory approvals and manufacturing.  CIBA has also committed its considerable expertise to co-manage, with us, the FDA approval process in the United States.  Under the agreement with CIBA, we will receive a percentage royalty on CIBA’s worldwide net sales of the PresVIEW device and related products.  CIBA has the option to make minimum royalty payments totaling $13,585,000 in the initial five years of the agreement if CIBA wishes to maintain its rights to an exclusive license.  In connection with signing the agreement, we received a $2,000,000 advance royalty payment from CIBA.  CIBA has also committed to purchase up to $5,000,000 in common equity under certain conditions, including $1,250,000 it purchased in the initial tranche of the private placement that closed on March 6, 2003.  CIBA has committed an additional $1,250,000 to be funded under the second tranche of the private placement (See “Liquidity and Capital Resources”).  In addition, CIBA has agreed to pay us additional amounts of up to $4,000,000 in conjunction with the achievement of certain FDA-related milestones.

As a result of the CIBA agreement and as long as CIBA maintains its exclusive rights under its license agreement, we will not be generating future revenues from either seminars or kit sales for the PresVIEW device and related products.  We anticipate that future revenues will be generated from royalties on PresVIEW products sales by CIBA and from milestone payments CIBA makes under the agreement.

See “Liquidity and Capital Resources” below for a discussion of our expected cash inflows, cash requirements, and operating plan for the next twelve months.

Application of Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenues and expenses.  These estimates and assumptions are based upon the best information available at the time.  These estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from these estimates.  The following are the most significant accounts affected by these estimates.

Revenue recognition – Revenue from the sale of products is recognized upon shipment of the product to the customer.  Seminar revenue is recognized upon performance of the service.  Royalty and milestone revenue will be recognized when earned.  Under the agreement with CIBA, CIBA is not required to provide information with respect to the calculation of the royalty payment until 60 days after the end of each quarter.  CIBA has indicated that it will provide the necessary information on a timely basis to allow us to file quarterly statements with the U.S. Securities and Exchange Commission (the “SEC”) as required.  However, to the extent that CIBA does not provide royalty information in time for us to meet our required financial reporting deadlines, we may be required to estimate the amount of royalties earned each quarter, which may differ from the actual royalties earned when finally reported by CIBA.  The differences could be material especially in the start-up phase of sales when volumes are small and there is no history on which to base royalty earnings.

As a result of the suspension of sales in 2001, as discussed below, and the agreement with CIBA, certain PresVIEW devices that were already in the hands of customers may have to be replaced.  We have encouraged these customers not to use their current devices until the PresVIEW Incision System is available.  The sterility dating on packaging of the PresVIEW devices may be expired by the time they are once again prepared to perform the PresVIEW Procedure.  An estimated total liability of $50,000 has been recorded for the replacement of such PresVIEW devices at their estimated manufacturing cost.  However, actual claims by customers may exceed this amount and additional charges may have to be taken.

In addition, certain physicians may have purchased surgical kits in anticipation of taking part in the FDA trials.  As a result of the agreement with CIBA, CIBA will be selecting those physicians who actually participate.  While the physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of refund, several of these physicians have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund. Currently, we are unable to determine the amount of liability, if any, to these physicians.

Income taxes – Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for tax and financial reporting purposes.  A valuation allowance is established for any portion of a deferred tax asset for which realization is not likely.  We maintain a 100% valuation allowance of our deferred tax asset.  The valuation allowance is subject to periodic review, and we may determine that a portion of the deferred tax asset may be realizable in the future.

Patent costs, trademarks, and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about such recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust the carrying value by writing off all or a portion of the value of these assets.

Results of Operations

The Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues.  There were no revenues for the year ended December 31, 2002.  Revenues for the year ended December 31, 2001 of $230,000 consisted of seminar revenues of $67,000 and $163,000 in sales of PresVIEW devices and surgical kits.

The decrease in product sales resulted from our decision to suspend sales of PresVIEW devices and surgical kits in early 2001 in order to develop an automated incision making tool, the PresVIEW Incision System, for use in the PresVIEW Procedure.  Since seminars were used by us to promote the sale of the PresVIEW technology, these were also suspended in 2001.  In addition, as a result of the agreement with CIBA in March 2002 discussed above, CIBA is to be responsible for all PresVIEW devices and surgical kit sales and seminars in the future.  We will not be generating future revenues from either seminars or from direct product sales for the PresVIEW device and related products as long as CIBA maintains its exclusive rights under the license agreement.  We anticipate future revenues will be generated from royalties on product sales and from milestone payments CIBA makes under the agreement with us.

Cost of Sales.  There were no cost of sales for the year ended December 31, 2002 as there were no revenues, as discussed above.  Cost of sales were $223,000 for the year ended December 31, 2001 of which $182,000 related to seminar fees and $41,000 to sales of PresVIEW devices and surgical kits.

Selling, General and Administrative Expenses.  For the year ended December 31, 2002, selling, general and administrative (“ SG&A”) expenses were $952,000 compared to $1,231,000 for the same period in 2001.  SG&A expenses decreased as a result of the agreement with CIBA, which caused us to reduce the size of our operations since we would no longer be responsible for sales, marketing and manufacturing.

Future SG&A expenses will reflect a full year of our decreased size.  However, costs associated with the FDA trials are expected to increase substantially once those trials are fully underway.  In addition, public company costs related to public relations, board of director costs and transfer agent costs will increase substantially after the merger discussed in “Liquidity and Capital Resources” below.

Salary and Related Expenses.  For the year ended December 31, 2002, these expenses were $1,178,000 compared to $1,446,000 for the year ended December 31, 2001.  Salaries in 2001 reflected the additional staff hired in association with the FDA feasibility clinical trials and the development of the PresVIEW Incision System in 2001.  As a result of the agreement with CIBA, staffing was reduced for marketing, administration, FDA clinical trials and engineering functions.  The full impact of these reductions will be recognized in future periods.

Instrument Upgrade Costs.  Instrument upgrade costs were $365,000 for the year ended December 31, 2001.  The expenses primarily related to additions and modifications to the associated hand-held instruments provided in a surgical kit.  Instrument modifications or additions to the surgical kit were generally provided at no charge to physicians that had previously purchased the surgical kit.  We wanted to ensure that physicians were using the latest instrumentation in performing the PresVIEW Procedure.  These costs should not be material in any future period.

Inventory Adjustment Costs.  Inventory adjustment costs were $128,000 for the year ended December 31, 2002.  The cost primarily represented inventory write-downs related to the transfer of sales and marketing to CIBA under the agreement with CIBA discussed above.  Since the PresVIEW devices will be manufactured by CIBA and packaged under the PresVIEW brand name, and since the surgical instruments in our inventory will be replaced by the PresVIEW Incision System or by instruments branded by CIBA, we wrote off our remaining inventory less any expected recoveries.  No further write-downs are expected in future periods.

Professional Services.  Professional services fees were $534,000 in 2002 and $1,231,000 in 2001.  The decrease in professional service fees related primarily to decreased cost of litigation initiated by us against companies and individuals allegedly infringing upon our patent rights partially offset by higher accounting and consulting fees.  In the future, we expect public company costs related to consulting fees, legal fees and audit fees will increase substantially after the merger.

Research and Development Expense.  Research and development expense decreased to $167,000 for the year ended December 31, 2002 compared to $339,000 for the for the year ended December 31, 2001.  The decrease was primarily related to the design, development and production of prototypes of the PresVIEW Incision System that started in 2001.  The level of spending in 2002 decreased as most of the engineering had been done in 2001. In the near future, research and development expenses are expected to decrease even further as testing and engineering on the PresVIEW Incision System is nearing completion.  However, we may spend additional amounts on commercial development of the SEVFL and MED devices, as additional research and development funds become available.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $123,000 for the year ended December 31, 2002 compared to $119,000 for the year ended December 31, 2001.  Of the $4,000 increase for the year ended December 31, 2002, amortization of patents and trademarks increased approximately $18,000 due to patent and trademark additions during 2002 while depreciation decreased approximately $14,000 primarily due to the write-off of surplus furniture and equipment.

Other Income (Expense), Net.  Other income decreased to $20,000 for the year ended December 31, 2002, compared to $273,000 for the year ended December 31, 2001.  Interest income decreased to $21,000 from $171,000 due to the decrease in interest rates and in cash available for investment.  We have had to use our cash reserves for operations due to the lack of revenue after we suspended product sales.  The $115,000 in other income from a legal settlement in 2001 also contributed to the decrease.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior year’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.  Future use of the loss carryforwards generated during these periods may be limited as a result of the merger of us with and into a wholly-owned subsidiary of Refocus.

Preferred Dividends.  Preferred dividends and the accretion of the discount on the preferred stock were $2,801,000 for the year ended December 31, 2002 compared to $618,000 for the year ended December 31, 2001.  The increase was due to the July 2002 agreement with the Series B preferred stockholders whereby the Series B preferred stockholders received approximately 1,199,837 shares of Series B preferred stock, valued at $2,455,000, in lieu of any future dividends on their shares.

The Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues.  Revenues for the year ended December 31, 2001 decreased to $230,000 from $1,312,000 for the year ended December 31, 2000.  Seminar revenues decreased to $67,000 for the current year from $304,000 in the prior year.  The remaining decrease in revenues for the year resulted from fewer sales of PresVIEW devices and surgical kits.

The decrease in seminar revenues and product sales resulted from our decision to suspend sales of PresVIEW devices and surgical kits in early 2001 in order to develop an automated incision making tool, the PresVIEW Incision System, for use in the PresVIEW Procedure.  Seminars were used by us to promote the sale of the PresVIEW technology and generally were not profitable.  Physicians paid one seminar fee and could attend any number of subsequent seminars at no charge to stay apprised of any changes in the PresVIEW Procedure.  As a result of our decision to suspend sales in 2001, substantially fewer first-time physicians paid for attendance at seminars in 2001.

Cost of Sales.  Cost of sales decreased to $223,000 for the year ended December 31, 2001 from $523,000 for the year ended December 31, 2000.  Cost of sales related to seminar fees were $182,000 for the year ended December 31, 2001, compared to $292,000 in 2000.  Cost of sales decreased for both seminars and product sales in line with the decrease in revenues related to our decision to suspend sales in early 2001.

Selling, General and Administrative Expenses.  For the year ended December 31, 2001, SG&A expenses were $1,231,000 compared to $1,211,000 for the same period in 2000.  SG&A expenses did not change materially between the periods.

Salary and Related Expenses. For the year ended December 31, 2001, these expenses were $1,446,000 compared to $946,000 for the year ended December 31, 2000.  The increase related to additional staff hired in association with the FDA feasibility clinical trials and the development of the PresVIEW Incision System.

Instrument Upgrade Costs.  Instrument upgrade costs increased to $365,000 for the year ended December 31, 2001, from $100,000 for the same period in 2000.  The increase primarily related to additions and modifications to the associated hand-held instruments provided in a surgical kit.  Instrument modifications or additions to the surgical kit were generally provided at no charge to physicians that had previously purchased the surgical kit.  We wanted to ensure that physicians were using the latest instrumentation in performing the PresVIEW Procedure.

Professional services.  Professional services increased to $1,231,000 for the year ended December 31, 2001 compared to $696,000 for the year ended December 31, 2000.  The increase in professional service expenses related primarily to increased cost of litigation initiated by us against companies and individuals allegedly infringing upon our patent rights.

Research and Development Expense.  Research and development expense increased to $339,000 for the year ended December 31, 2001, compared to $213,000 for the same period in 2000.  The increase was primarily related to the design, development and production of prototypes of the PresVIEW Incision System.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $119,000 for the year ended December 31, 2001, compared to $97,000 for the year ended December 31, 2000.  Of the $22,000 increase for the year ended December 31, 2001, $8,000 was from depreciation of property and equipment and $14,000 was due to increased amortization of patents and trademarks.

Other Income (Expense), Net.  Other income decreased to $273,000 for the year ended December 31, 2001, compared to $284,000 for the year ended December 31, 2000.  Interest income decreased to $171,000 from $265,000 due to the decrease in interest rates and in cash available for investment. We had to use our cash reserves for operations due to the lack of revenue after we suspended product sales.  There was also a decrease of $32,000 in other miscellaneous income and expense items.  The decreases were partially offset by $115,000 in other income from a legal settlement in 2001.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior year’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

Preferred Dividends.  Preferred dividends and the accretion of the discount on the preferred stock were $618,000 for the year ended December 31, 2001 compared to $438,000 for the year ended December 31, 2000.  The increase was due principally to the increase in the dividend rate to 12% during 2001 and the increase in the number of Series B preferred stock outstanding after April 2000.

Liquidity And Capital Resources

Cash and cash equivalents were $267,000 at December 31, 2002.  This represents a decrease of $1,184,000 since December 31, 2001.  We were able to continue to fund our ongoing operations as a result of our agreement with CIBA that was entered into in March 2002, pursuant to which we received a $2,000,000 advance royalty payment.  Additions to patents and trademarks were $366,000 for the year ended December 31, 2002.  In addition, we spent $194,000 on expenses related to the private placement discussed below.

During 2002, we took the following steps to try to reduce our cash needs:

•                 We entered into the agreement with CIBA, whereby CIBA agreed to assume responsibility for product commercialization worldwide, and provide adequate resources for marketing, mutually agreed upon patent protection, international regulatory approvals and manufacturing.  CIBA has also committed its considerable expertise to co-manage with us the FDA approval process in the United States.  This allowed us to reduce our staff and will relieve us of substantial future cash expenditures.

•                 In July 2002, RAS Service, LP (“RAS Service”) and we terminated our agreement in which RAS Service received a portion of all sales revenue for PresVIEW devices.  The $112,000 due to RAS Service as of the termination of the contract was paid in additional shares of Series B preferred stock of Presby Corp.

While these steps reduce potential cash needs in the immediate future, they do not provide sources of cash to fund the FDA trials and our continued operations until adequate revenue from the agreement with CIBA is available.  Although the PresVIEW device may be marketed in Europe and several other countries in 2003 or 2004, eventual FDA approval for sale of PresVIEW devices in the United States for treating presbyopia, primary open angle glaucoma and ocular hypertension is considered essential for our success.

Therefore, in order to provide additional funding to allow us to continue to operate and to provide funds that are needed for the FDA trials, we completed a merger with Refocus and a private placement of Refocus shares simultaneously with the closing of the merger.

On March 6, 2003, Refocus entered into a merger agreement with us.  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into us.  We were the surviving company and became a wholly-owned subsidiary of Refocus.  As a result of the private placement discussed below, immediately before the merger, the holders of our Series B preferred stock and our Series C preferred stock converted their shares into our common stock.  At the same time, we did a 2.14-to-1 reverse split resulting in 11,940,144 shares of our common stock outstanding prior to the merger.  Each of our shares of  common stock then outstanding was converted into common stock of Refocus on a one-for-one basis.  Therefore, on the Merger Closing Date, Refocus issued 11,940,144 shares of common stock to our stockholders, representing approximately 63% of Refocus’ outstanding common stock following the merger and the funding of the initial tranche of the private placement, in exchange for 100% of our outstanding capital stock, subject to the assertion of appraisal rights by our former stockholders.  Following the merger, all of Refocus’ business operations are conducted through us.

Since our former stockholders own a majority of the issued and outstanding shares of common stock of Refocus after the merger and the private placement, this transaction is being accounted for as a reverse merger whereby Presby is deemed, for accounting purposes, to be the acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations are being discontinued, there is no goodwill or other intangibles that will arise from the merger.

Our stock options outstanding at the time of the merger were assumed by Refocus when it adopted our amended and restated stock option plan.

In connection with the merger, Refocus completed a private placement of shares of its common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date.  Refocus received approximately $5,148,000 for 2,875,000 shares of Refocus common stock, net of agent and finder fees.  An estimated $570,000 in additional costs for legal, audit, and other private placement costs are to be offset against the proceeds received from the common stock issued.  In addition, each share of common stock issued carried a detachable warrant to purchase one-half share of Refocus common stock at $2.50 per share.  Total warrants for 1,437,500 shares of Refocus common stock were issued to these investors.  In addition, 12,500 shares of Refocus common stock, warrants to purchase 1,250,000 shares of Refocus common stock at $2.50 per share and warrants to purchase 50,000 shares of Refocus common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, with the 4,097,107 shares of Refocus common stock outstanding prior to the merger and private placement, there are a total of 18,924,751 shares of Refocus common stock outstanding.  There are warrants to purchase a total of 2,737,500 shares of Refocus common stock and options to purchase 719,486 shares of Refocus common stock outstanding at the Merger Closing Date.

Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with the remaining 50% being funded at the closing of the second tranche.  The closing of the second tranche will occur when certain milestones are met.  The date on which these milestones will be achieved is not known, but it could be some time before we receive such funds.  The second tranche investment commitment is secured by the shares issued in the first tranche.  Upon the closing of the second tranche, an additional 2,912,500 shares of common stock with warrants attached for 1,437,500 shares of common stock at $2.50 per share are expected to be issued for proceeds of approximately $5,650,000, net of agent and finders fees and before offering expenses.

Finally, Refocus will seek to find an agent to conduct a post-closing private placement.  The post-closing private placement offering may include the sale of up to $2,500,000 of Refocus common stock and warrants.  In the event that at least $1,000,000 is not raised within six months of the Merger Closing Date, an agent has subscribed to purchase that number of shares of our common stock at $2.00 per share in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  We expect that at least 500,000 shares of Refocus common stock with 250,000 warrants attached will be issued.  It is expected that additional warrants to purchase 400,000 shares of common stock at $2.50 per share will be issued to the agents involved in the post-closing private placement.

While we have generated substantial income tax loss carryforwards of approximately $9,955,000, the availability of such loss carryforwards to reduce future income tax liabilities is subject to various limitations under the Internal Revenue Code of 1986 (the “Code”) including limitations upon the utilization of loss carryforwards in the event of an ownership change (as defined in the Code).  We believe that an ownership change may have occurred as a result of the merger.  As a result, there will be annual limitations on the amount of tax loss carryforwards that can be utilized.  The exact annual limitation depends on the value of the transaction and current interest rates as of the time of the merger.

On February 25, 2003, Dr. Ronald A. Schachar, our founder and Chief Scientist, entered into a Severance, Release and Consulting Agreement with us. In accordance with such agreement, Dr. Schachar resigned as an officer, director and employee as of the date of the closing of the merger.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar will assist us for a limited time in conducting research and development on our products for the treatment of ARMD, maintenance of our patent portfolio and other matters.  Subject to certain conditions, Dr. Schachar will be paid an aggregate of $1,750,000 over the consulting period of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000 but not more than $400,000 for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  As security for the payment of his consulting fees, we granted Dr. Schachar a security interest in our patent rights relating to the SEVFL and ARMD devices and patent applications.  Dr. Schachar also received from us an assignment of our patents for the ARMD device outside the United States, which is revocable upon certain conditions.  At December 31, 2002, the carrying value of the patents we transferred was approximately $121,000.

In order to provide funds to continue our operations until the Merger Closing Date, certain shareholders, directors and others provided a bridge loan of $250,000 on February 26, 2003 to the Company.  The loan accrued interest at 12% and matured at the Merger Closing Date.  Except for $25,000 which was repaid in cash, the remainder of the bridge loan was used to purchase shares in the initial tranche of the private placement.

We have estimated that additional legal, audit, consulting, transfer agent and other public company costs would be approximately $1,470,000 during the first year after the merger and private placement. Included in these cost are consulting fees to two of the agents involved in the private placement.  In addition to the fees and warrants received by these agents, the Company has signed one-year consulting agreements with the agents to provide certain services related to long-range financial planning and investor relations.  Each of the firms will be paid $180,000 plus expenses over a period of twelve months for their services.  We have also agreed to register for resale under the Securities Act of 1933 the shares of Refocus common stock and shares of Refocus common stock acquirable upon exercise of the warrants issued in the private placement within 180 days of the Merger Closing Date, or sooner upon certain conditions being met.  Additionally, as consideration for entering into agreements restricting the transfer of their securities, we have agreed to register the securities received by our former stockholders.  Therefore, besides the additional public company costs that will be incurred by us after the merger, we will also incur costs associated with registering these shares.

We expect to use approximately $3,400,000 over the next 15 months to fund our FDA clinical trials.  This will be the main focus of our operations for the next year.  The remaining proceeds of the private placement, as long as they are available, will be used to fund operations, any cost overruns on the FDA trials, investor relations and SEC compliance costs and research and development costs for other new products, such as the SEVFL and ARMD products.  However, we believe these research and development costs will be very limited until adequate cash flow is achieved under our CIBA agreement and, therefore, believe the research will not result in a new revenue source in the near future.

We cannot be assured that the funds received in the initial tranche of the private placement, and the funds to be received within six months from the post-closing private placement, will be adequate to complete the FDA trials and pay other operating expenses until adequate revenues are achieved from royalties and milestone payments from CIBA.  We also cannot be assured that by the time we need additional funds, that the milestones required before the second tranche is funded will have been met.  Nor can we be assured that we may not need to find additional financing and that this additional financing will be available on terms acceptable to us.

Other

In June 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“ SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is impairment of existing and future goodwill.  In August 2001, FASB issued SFAS No. 144 “Accounting for Impairment of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB No. 30 “Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and combines the two accounting models into a single model based on the framework established in SFAS No. 121.  We were required to implement these pronouncements for the fiscal year beginning January 1, 2002.  The implementation of these pronouncements did not have a material impact on our results of operations or financial condition.

In June 2001, FASB also issued SFAS No. 143 “Accounting for Asset Retirement Obligations” that addresses asset retirement obligations that result from the acquisition, construction or normal operation of long-lived assets.  It requires companies to recognize asset retirement obligations as a liability when the liability is incurred at its fair value.  We have elected the early adoption of this standard effective January 1, 2002.  There was no impact on our results of operations or financial condition as a result of the early adoption of the standard.

In April 2002, FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.        SFAS No. 13 is amended to eliminate any inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  We will be required to adopt this standard in our fiscal year beginning January 1, 2003.  We do not believe that there will be a material impact on our results of operations or financial condition as a result of the adoption of this standard.

In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  This standard will not have a material impact on our results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45 (“FIN45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements and initial measurement requirements of FIN45 are effective prospectively for guarantees issued or modified after December 31, 2002.  We are not a party to any agreement in which we are a guarantor of indebtedness of others.  Accordingly, the pronouncement is currently not applicable to us.

In December 2002, FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  This statement amends SFAS No. 123 “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002.  We adopted this pronouncement effective January 1, 2002.  The adoption did not have a material impact on our results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

The audited financial statements and related footnotes of Presby Corp and Subsidiaries can be found beginning with the Index to Consolidated Financial Statements following Part III of this Annual Report on page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

The information required by this item has been previously disclosed by the registrant.

PART III

The information called for by Part III Items 9, 10, 11 and 12 is incorporated herein by reference to our definitive Proxy Statement for our Annual Meeting of Stockholders which is expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 2002.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit No.	Description

2.1

Agreement of Merger and Plan of Reorganization, dated as of March 6, 2003, by and among the Registrant, Refocus Acquisition Corp. and Presby Corp  (Filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

3.1

Certificate of Incorporation of the Registrant, dated as of January 10, 2003.  (Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

3.2	Bylaws of the Registrant. (Filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

4.1	Form of common stock certificate. (Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

4.2

Form of Warrant to Purchase Common Stock, issued to certain investors, at $2.50 per share, expiring March 6, 2006.  (Filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

4.3	Form of Warrant to Purchase Common Stock, issued to certain advisors, at $2.50 per share, expiring March 6, 2006. *

4.4	Form of Warrant to Purchase Common Stock, issued to certain advisors, at $2.50 per share, expiring March 6, 2006. *

4.5	Form of Warrant to Purchase Common Stock, issued to an advisor, at $2.00 per share, expiring March 6, 2008. *

10.1	Amended and Restated Presby Corp 1997 Stock Option Plan. (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.2	Presby Corp Employees Savings Plan. (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.3

Confidentiality Letter Agreement, dated as of May 5, 1999, by and between RAS Holding Corp. and CIBA Vision Corporation.  (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.4

Secrecy Agreement, dated as of August 21, 2001, by and among CIBA Vision Corporation, RAS Holding Corp. and Presby Corp  (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.5.1

License Agreement, dated as of March 6, 2002, by and between Presby Corp and CIBA Vision AG.  (Filed as Exhibit 10.5.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.5.2	First Amendment to License Agreement, dated as of March 11, 2003, by and between Presby Corp and CIBA Vision AG. (Filed as Exhibit 10.5.2 to the registrant’s Current Report on Form

8-K filed March 12, 2003 and incorporated herein by reference.)

10.6

Employment Agreement, dated as of April 24, 1998, by and between RAS Holding Corp. and Mark A. Cox, and  as amended December 1, 2002.  (Filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.7

Employee Confidentiality and IP Rights Agreement, dated July 1997, by and between Presby Corp. and Mark A. Cox.  (Filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.8

Employment Agreement, dated as of September 5, 2002, by and between Presby Corp and Terence A. Walts.  (Filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.9

Non-Qualified Stock Option Agreement with Terence A. Walts, dated as of September 1, 2002.  (Filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.10

Severance, Release and Consulting Agreement, dated as of February 25, 2003, by and between Presby Corp and Ronald A. Schachar, M.D., Ph.D.  (Filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.11

Amended and Restated Registration Rights Agreement, dated as of June 22, 2000, by and among RAS Holding Corp. and the parties named therein.  (Filed as Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.12

Form of Promissory Note, dated as of February 26, 2003, made by Presby Corp in favor of six lenders for $250,000 aggregate principal amount.  (Filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.13

Advisory Agreement, dated as of March 3, 2003, by and between the Registrant and Verus Support Services Inc.  (Filed as Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.14

Advisory Agreement, dated as of March 4, 2003, by and among the Registrant and Kingsdale Capital Corporation and its affiliates.  (Filed as Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.15

Indemnification Agreement, dated as of March 6, 2003, by and among the Registrant, Daniel Gunter and Adrienne Beam.  (Filed as Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.16

Form of Lock-Up Letter by and between the Registrant and holders of Presby Corp common stock.  (Filed as Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.17

Form of Lock-Up Letter by and between the Registrant and holders of Presby Corp Series B preferred stock.  (Filed as Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.18

Form of Lock-Up Letter by and between the Registrant and holders of Presby Corp Series C preferred stock.  (Filed as Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.19	Form of Subscription Agreement. (Filed as Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.20

Letter Agreement, dated as of March 6, 2003, by Verus Support Services Inc. and acknowledged by the Registrant relating Verus’s contingent subscription.  (Filed as Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.21

Letter Agreement, dated as of March 4, 2003, by and between Registrant and Insite Productions, LLC.  (Filed as Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant. *

99.1	Financial Statements and Independent Auditor’s Report of Refocus Group, Inc. for December 31, 2002 and 2001. *

99.2	Certification of Chief Executive Officer required by Sarbanes-Oxley Act of 2002. *

99.3	Certification of Chief Financial Officer required by Sarbanes-Oxley Act of 2002. *

* Filed herewith.

(b)           Reports on Form 8-K

During the three months ended December 31, 2002, we did not file any Current Reports on Form 8-K.

Since December 31, 2002 until the date of the filing of this Annual Report on 10-KSB, we have filed the following reports on Form 8-K:

Form 8-K dated March 6, 2003 (filed on March 11,2003) which announced the merger of Presby Corp into a subsidiary of Refocus Group, Inc. and the private placement of Refocus common stock.

Form 8-K dated March 6, 2003 (filed on March 12, 2003) which contained, among other things, a detailed description of the acquisition by merger of Presby Corp, the private placement consummated by the company, the business of the company and the company’s board of directors, executive officers and principal stockholders following the merger.

Form 8-K/A dated March 6, 2003 (filed on March 19, 2003) which contained the audited financial statements of Presby Corp for the three fiscal years ended December 31, 2002, management’s discussion and analysis of Presby Corp’s results of operations and financial condition, and the pro forma financial information of the combined Presby and Refocus.

Form 8-K dated March 14, 2003 (filed March 19, 2003) which announced the change in the independent public accountants of Refocus Group, Inc..

ITEM 14.   CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be included in our periodic reports to the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
March 28, 2003		Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ Terence A. Walts
Terence A. Walts	Director, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2003
/s/Mark A. Cox
Mark A. Cox	Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

Additional Directors:

/s/ C. Glenn Bradley
C. Glenn Bradley, Ph.D.	Director	March 28, 2003

/s/Abbey J. Butler
Abbey J. Butler	Director	March 28, 2003

/s/ Melvyn J. Estrin
Melvyn J. Estrin	Director	March 28, 2003

/s/ Peter C. Hobbins
Peter C. Hobbins, Ph.D.	Director	March 28, 2003

/s/ Grady E. Schleier
Grady E. Schleier	Director	March 28, 2003

/s/ Robin G. Terrell
Robin G. Terrell	Director	March 28, 2003

/s/ David A. Williams
David A. Williams	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terence A. Walts, certify that:

1.               I have reviewed this annual report on Form 10-KSB of Refocus Group, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ Terence A. Walts
Terence A. Walts
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Cox, certify that:

1.               I have reviewed this annual report on Form 10-KSB of Refocus Group, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ Mark A. Cox
Mark A. Cox
Chief Financial Officer

PRESBY CORP AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Presby Corp

We have audited the accompanying consolidated balance sheets of Presby Corp and subsidiaries (the “Company”), as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Presby Corp and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, on March 6, 2003, a newly created wholly-owned subsidiary of Refocus Group, Inc. (“Refocus”) was merged with and into Presby Corp, with Presby Corp surviving as a wholly-owned subsidiary of Refocus.

Deloitte & Touche LLP
Ft. Worth, Texas
March 6, 2003

PRESBY CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$267,180	$1,450,712
Accounts receivable	27,068	150,833
Inventories, net	—	132,591
Prepaid expenses	83,733	54,553
Total current assets	377,981	1,788,689

PROPERTY AND EQUIPMENT - Net	22,595	116,836

PATENT COSTS AND TRADEMARKS - Net	1,277,198	991,351

DEFERRED OFFERING EXPENSES	194,447	128,200

TOTAL ASSETS	$1,872,221	$3,025,076

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$104,194	$264,959
Accrued expenses	190,983	232,017
Customer deposits	23,000	30,000
Total current liabilities	318,177	526,976

LONG TERM LIABILITIES:
Advance royalty payment	2,000,000	—

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE SERIES B PREFERRED STOCK - 4,500,000 shares of $.001 par value authorized, 4,481,396 shares and 2,443,815 shares issued and outstanding in 2002 and 2001, respectively	9,114,144	6,261,965

SHAREHOLDERS' EQUITY (DEFICIENCY):
Series C preferred stock: 65,000 shares of $.001 par value authorized, 21,614 shares issued and outstanding	1,049,104	1,049,104
Warrants for purchase of 200 shares of Series C preferred stock in 2001	—	4,566
Common stock: 15,000,000 shares of $.001 par value authorized, 8,830,546 shares issued and outstanding in 2001 - PC Lens Corp	—	1,286
Common stock: 30,000,000 shares of $.001 par value authorized, 13,804,699 shares issued and outstanding	13,805	13,805
Paid-in capital	6,237,651	6,164,389
Accumulated deficit	(16,860,660)	(10,997,015)
Total shareholders' equity (deficiency)	(9,560,100)	(3,763,865)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)	$1,872,221	$3,025,076

See notes to consolidated financial statements.

PRESBY CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
REVENUES	$—	$230,250	$1,311,918

COST OF SALES	—	223,575	522,856

GROSS PROFIT	—	6,675	789,062

OPERATING EXPENSES:
Selling, general and administrative	952,422	1,230,541	1,210,592
Salary and related expenses	1,178,088	1,446,157	946,313
Instrument upgrade costs	—	364,695	100,215
Inventory adjustment costs	128,059	—	—
Professional services	534,432	1,231,176	696,188
Research and development	166,949	339,289	213,058
Depreciation and amortization	123,403	118,789	96,509

LOSS FROM OPERATIONS	(3,083,353)	(4,723,972)	(2,473,813)

OTHER INCOME (EXPENSE):
Interest income	20,577	171,367	265,130
Legal settlement	—	115,094	—
Other income (expense)	(325)	(13,600)	18,497
Total	20,252	272,861	283,627
NET LOSS	(3,063,101)	(4,451,111)	(2,190,186)

Accretion of discount on preferred stock	(23,482)	(23,501)	(35,708)
Accrued dividends on preferred stock	(2,777,062)	(594,106)	(402,595)

NET LOSS APPLICABLE TO COMMON SHARES	$(5,863,645)	$(5,068,718)	$(2,628,489)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.42)	$(0.37)	$(0.19)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,804,699	13,796,931	13,539,053

See notes to consolidated financial statements.

PRESBY CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

	Series B Preferred Stock Warrants
		Series C Preferred Stock		Series C Preferred Stock Warrants	PC Lens Corp Common Stock		Presby Corp Common Stock		Paid-in Capital	Accumulated Deficit
		Shares	Amount		Shares	Amount	Shares	Amount			Total

COM BINED BALANCES AT DECEM BER 31, 1999	$188,565	—	$—	$—	8,830,546	$1,286	13,164,340	$13,164	$1,676,507	$(3,299,808)	$(1,420,286)
Exercise of Series B preferred stock warrants	(188,565)										(188,565)
Sales of Series C preferred stock and warrants (net of $200,867 of expenses)		21,400		913,386					1,025,747		1,939,133
Beneficial conversion feature of Series C preferred stock									(1,025,747)		(1,025,747)
Accretion of Series C preferred stock beneficial conversion feature			1,025,747								1,025,747
Sale of common stock (net of $217,299 of expenses)							621,609	622	3,359,931		3,360,553
Exercise of stock options							2,000	2	84		86
Accretion of discount on Series B preferred stock										(35,708)	(35,708)
Accrued dividends on Series B preferred stock										(402,595)	(402,595)
Net loss										(2,190,186)	(2,190,186)
COM BINED BALANCES AT DECEM BER 31, 2000	—	21,400	1,025,747	913,386	8,830,546	1,286	13,787,949	13,788	5,036,522	(5,928,297)	1,062,432
Exercise of Series C preferred stock warrants (net of $2,609 of expenses)		214	23,357	(4,566)							18,791
Expiration of Series C preferred stock warrants				(904,254)					904,254		—
Sale of common stock (net of $11,595 of expenses)							11,500	12	63,143		63,155
Exercise of stock options							5,250	5	220		225
Stock options granted									160,250		160,250
Accretion of discount on Series B preferred stock										(23,501)	(23,501)
Accrued dividends on Series B preferred stock										(594,106)	(594,106)
Net loss										(4,451,111)	(4,451,111)
COM BINED BALANCES AT DECEM BER 31, 2001	—	21,614	1,049,104	4,566	8,830,546	1,286	13,804,699	13,805	6,164,389	(10,997,015)	(3,763,865)
Accrued dividends on Series B preferred stock										(322,195)	(322,195)
Series B preferred stock issued in lieu of accrued dividends and in lieu of payment of dividends										(2,454,867)	(2,454,867)
Series B preferred stock issued in lieu of service fee due to RAS Service LP									60,642		60,642
Expiration of Series C preferred stock warrants				(4,566)					4,566		—
Stock options granted									7,650		7,650
Acquisition of common stock of PC Lens Corp by Presby Corp					(8,830,546)	(1,286)			404		(882)
Accretion of discount on Series B preferred stock										(23,482)	(23,482)
Net loss										(3,063,101)	(3,063,101)
CONSOLIDATED BALANCES AT DECEM BER 31, 2002	$—	21,614	$1,049,104	$—	—	$—	13,804,699	$13,805	$6,237,651	$(16,860,660)	$(9,560,100)

See notes to consolidated financial statements.

PRESBY CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(3,063,101)	$(4,451,111)	(2,190,186)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items in net loss:
Depreciation and amortization	123,403	118,789	96,509
Loss on disposal of equipment	66,951	600	15,026
Loss on write-down of inventory	128,059	—	—
Loss on write-down of deferred offering expenses	128,200	—	—
Compensation cost due to stock options granted	7,650	160,250	—
Reserve on notes receivable	—	—	25,000
Cash provided (used) by working capital items:
Accounts receivable	123,765	(101,544)	67,957
Inventories	4,532	307,878	(70,922)
Prepaid expenses	(29,180)	(150,417)	9,894
Accounts payable, accrued expenses and other liabilities	(96,522)	125,662	10,155
Advance royalty	2,000,000	—	—
Net Cash Used by Operating Activities	(606,243)	(3,989,893)	(2,036,567)

Cash Flows from Investing Activities:
Additions to property and equipment	(16,155)	(99,802)	(68,347)
Additions to patents costs and trademarks	(365,805)	(269,558)	(197,856)
Purchase of common stock of PC Lens Corp	(882)	—	—
Net Cash Used by Investing Activities	(382,842)	(369,360)	(266,203)

Cash Flows from Financing Activities:
Sale of Series B preferred stock	—	—	1,999,878
Sale of Series C preferred stock and warrants	—	18,791	1,939,133
Sale of common stock	—	63,155	3,360,553
Exercise of common stock options	—	225	86
Deferred offering expenses	(194,447)	—	—
Net Cash Provided (Used) by Financing Activities	(194,447)	82,171	7,299,650

Net Increase (Decrease) in Cash and Cash Equivalents	(1,183,532)	(4,277,082)	4,996,880
Cash and Cash Equivalents, beginning of year	1,450,712	5,727,794	730,914
Cash and Cash Equivalents, end of year	$267,180	$1,450,712	$5,727,794

See notes to consolidated financial statements.

PRESBY CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 2002, 2001 AND 2000

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Presby Corp (“Presby”) and PC Lens Corp (“PCL”) (collectively referred to as the “Company”).  The financial statements are consolidated because Presby reacquired all the outstanding stock of PCL in August 2002.  The reacquisition of PCL was accounted for as a pooling since the acquisition was of an entity under common control.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Business:  Presby was formed primarily to develop a patented medical device and the surgical technique to treat presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Presby conducted training seminars and sold the device and the surgical instruments necessary to optimize the surgical technique.  Presby conducted research and development, packaging and shipping activities at its Denison, Texas facility and at its Dallas, Texas headquarters.  Sale of Presby’s medical device product is currently restricted to international markets while Presby seeks approval of the device in the United States by the Food and Drug Administration (the “FDA”).  Presby is also developing a device to be used in the treatment of age-related macular degeneration (“ARMD”).

In March 2002, Presby executed an agreement to license its primary intellectual property and products to CIBA Vision (“CIBA”), the eye care unit of Novartis AG.  Under the agreement (the “CIBA Agreement”), CIBA has licensed exclusive rights in international markets to Presby’s patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  At closing, CIBA paid $2,000,000 in advance royalties and has certain rights to purchase equity in Presby if Presby obtains certain investments from third parties.  Subject to certain conditions, CIBA must purchase equity in Presby to obtain exclusive license rights to Presby’s patents in the United States.  CIBA will market and sell the products worldwide at its expense, participate in the management of and participate in the cost of FDA clinical trials and fund potential costs associated with mutually agreed legal protection of the related patents.  CIBA will pay Presby a percentage royalty on its net sales of all patented products and make certain payments on milestones achieved by Presby.  CIBA is also required to pay Presby certain minimum royalties to maintain its exclusive license rights.  After a transition period, CIBA will also assume manufacturing and all associated costs.  Presby continues to own all of its patent rights and did not license to CIBA the patent rights associated with its macular degeneration device.  In conjunction with this agreement, Presby ceased all direct marketing of the licensed products.  CIBA intends to market Presby’s products under its own brand with reference to Presby on the packaging.

PCL was formed primarily to develop a patented single element variable focus lens (“SEVFL”) technology.  PCL has had no revenue for the three years ended December 31, 2002.  In August 2002, a contract with a licensing agent to market the technology expired.  During 2002, Presby determined that it should no longer continue to fund the operations of PCL on a promissory note basis and that it should repurchase the outstanding stock of PCL.  PCL had no source of funding other than Presby.  The holders of PCL common stock agreed to sell the common stock back to Presby at a price per share less than par value.  Presby completed the purchase of all the outstanding common stock of PCL in August 2002 at a total cost of $882.

The Company has determined that it currently operates in one segment, development of optical technologies.

Management Estimates and Significant Risks and Uncertainties:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and cash flows: failure to keep pace with changes in the marketplace; failure to develop and commercialize new products or product enhancements; lack of growth in demand or future acceptance of the Company’s products;  risks associated with product liability and product defects and errors; intense competition with other companies with greater financial, technical and marketing resources; failure of the Company or CIBA to obtain or maintain necessary FDA clearances or approvals for products; failure to protect intellectual property; and litigation or other claims against the Company.  Management of the Company did not believe that, at December 31, 2002, the Company had adequate funds to enable it to continue as a going concern beyond the end of 2003.  However, in March 2003, Presby completed a merger with another company and a private placement of stock as part of a series of transactions and, as a result, the Company now has adequate funds to continue operations through 2003 including the ability to continue to fund Presby’s FDA trials (see Note 10).

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.

Inventories:  Inventories were valued at the lower of cost (determined using an average cost method) or market.  During 2002, as a result of the CIBA Agreement, Presby wrote off its remaining inventory at a cost of $128,059 as CIBA will be producing the devices and surgical instruments under their brand name and, for the most part, will not be using any of the devices or surgical instruments in Presby’s inventory.

Property and Equipment:  Property and equipment is stated at cost.  Depreciation is computed once an asset is placed in service using the straight-line method at rates designed to distribute the cost of the asset over its estimated useful life of 3 to 10 years for furniture and equipment.  Amortization of leasehold improvements is included in depreciation and amortization expense and is based on the lesser of the asset’s useful life or the projected term of the lease.  Cost to maintain property and equipment are charged to expense as incurred.  During 2002, the Company wrote off a substantial portion of its fixed assets as a result of downsizing its staff and office space in conjunction with the business changes contemplated in the CIBA Agreement.  The loss from the disposal of excess fixed assets was $66,951.  Property and equipment consisted of the following at December 31, 2002 and 2001:

	2002	2001
Furniture and equipment	$51,614	$251,873
Leasehold improvements	—	33,901
Total	51,614	285,774
Less accumulated deprecation and amortization	29,019	168,938
Property and equipment, net	$22,595	$116,836

Deferred Patent and Trademark Costs:  Costs incurred in relation to patent and trademark applications are capitalized as deferred patent and trademark costs and amortized over 17 years or the legal life of the patent or trademark.  If it is determined that a patent or trademark will not be issued, the related application costs are charged to expense at the time such determination is made.

	Costs	Amortization	Net
Presby Patents	$1,167,714	$188,981	$978,733
Presby Trademarks	123,415	29,036	94,379
PCL Patents	250,892	46,806	204,086
Balance at December 31, 2002	$1,542,021	$264,823	$1,277,198

Presby Patents	$867,727	$129,115	$738,612
Presby Trademarks	112,158	22,114	90,044
PCL Patents	196,347	33,652	162,695
Balance at December 31, 2001	$1,176,232	$184,881	$991,351

Amortization expense was $79,958, $61,262 and $47,515 for the years ended December 31, 2002, 2001 and 2000, respectively.  The estimated aggregate amortization expense for each of the succeeding five fiscal years will be approximately $90,700 each year.

Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows generated by the asset.  If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the amount by which the carrying value exceeds the estimated fair value of the asset.  Management believes that no impairment existed at December 31, 2002.  Assets to be disposed of are reported at the lower of their carrying value or fair value less costs to sell.

Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of financial instruments approximates their recorded value due primarily to their short-term nature.

Revenue Recognition:  Presby has three main sources of revenue:  product sales and seminar revenues prior to 2002 and royalty revenues beginning with the CIBA contract that was effective in March 2002.  Revenue in each of these categories is recognized when the following four criteria are met:

•                  Persuasive evidence of an arrangement exits;

•                  Delivery has occurred or services have been rendered;

•                  The selling price is fixed or determinable; and

•                  Collectibility is reasonably assured.

Title passes to the buyer when goods are shipped for product sales.  Seminar revenue is recognized upon performance of the service.  Royalty and milestone revenue will be recognized when earned under the CIBA agreement.  Presby’s products are sold without warranty or the right to return.  However, Presby has established a liability of $50,000 for possible replacement, at cost, of the patented medical device previously shipped which may not be usable due to package dating or as a result of the CIBA Agreement.

In March 2002, Presby received $2,000,000 in advance royalties that have been deferred.  This amount will be deducted from Presby’s future earned royalties at the rate of $125,000 per quarter starting in the second year after the date of the CIBA Agreement.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment, are incurred to establish feasibility and to develop the Company’s products and are charged to operations.

Stock-Based Compensation:  In January 2002, Presby elected to adopt the fair value based method of accounting for stock-based compensation as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.  Presby has elected to report the change in accounting principle using the modified prospective method as outlined in SFAS. No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (see below).  Under this method, the stock-based employee compensation expense charged against earnings for the year ended December 31, 2002, is computed as if the fair value based accounting method had been used to account for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.  For the years ended December 31, 2001 and 2000, the compensation expense recorded with respect to stock option grants to Presby’s employees used the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

The fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The following weighted average assumptions were used in valuing options granted in 2002 and 2001 (there were no grants in 2000):

	2002	2001
Expected dividend yield	0.00%	0.00%
Expected volatility	69.80%	49.90%
Risk-free interest rate	4.88%	4.26%
Expected option lives	10.00 years	10.00 years

The fair value of options issued in 2002 was approximately $0.51 per share and in 2001 was approximately $6.44 per share.

SFAS No. 123 requires disclosure of the pro forma effect on net income if a company continues to account for stock options under the provisions of APB 25 rather than the alternative fair value accounting provided under SFAS No. 123.  As a result of adopting SFAS No. 123 in 2002 using the modified prospective method under the provisions of SFAS No. 148, the net loss for the year ended December 31, 2002, which includes a charge of $7,650 related to stock-based compensation, is not different from the net loss that would have been recognized had SFAS No. 123 been adopted at its inception.  The following table illustrates the effect on net loss and net loss per share had compensation cost for Presby’s stock options been determined based upon the fair value at the date of grant for such awards consistent with the provisions of SFAS No. 123.

	Year ended December 31,
	2002	2001	2000
Net loss applicable to common shares as reported	$(5,863,645)	$(5,068,718)	$(2,628,489)
Add: Stock-based employee compensation expense included in net loss applicable to common shares	7,650	160,250	—
Deduct: Stock-based employee compensation expense determined under fair value based methods	(7,650)	(161,000)	—
Pro forma net loss applicable to common shares	$(5,863,645)	$(5,069,468)	$(2,628,489)

Net loss per share applicable to common shares – basic and diluted	$(0.42)	$(0.37)	$(0.19)

Income Taxes:  Deferred tax assets and liabilities are established for temporary differences between financial statement carrying amounts and the taxable basis of assets and liabilities using rates currently in effect.  A valuation allowance is established for any portion of a deferred tax asset for which realization is not likely.  The deferred tax asset is reviewed periodically to determine the amount considered realizable.

Loss per share:  The net loss applicable to common shares was used in the calculation of earnings per share for both basic and diluted loss per share.  There was no adjustment for the calculation of diluted loss per share for dividends accrued on the shares of  Series B convertible preferred stock outstanding as they were anti-dilutive for the three years ended December 31, 2002.  The weighted average number of common shares outstanding for calculation of basic and diluted earnings per share was also the same.  Options to purchase 346,350 shares in 2002, 406,425 in 2001 and 386,675 in 2000 were not included in the computation of diluted earnings per share as the effect of including the options in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all years presented, comprehensive loss is equal to net loss.

Reclassifications:  Certain previously reported amounts have been reclassified to conform to current year presentations.

Deferred Offering Expenses:  Presby has deferred certain costs associated with common and preferred stock offerings until the offers are completed and the deferred expenses are offset against the proceeds received from the offerings.  The balance of deferred offering expenses outstanding at December 31, 2001 was written-off during the year ended December 31, 2002 as a result of the cancellation of the offering.  Deferred offering expenses at December 31, 2002 relate to a transaction whereby Presby, for accounting purposes, acquired another company in March 2003.  See Note 10.

Recently Issued Accounting Pronouncements:  In June 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001.  SFAS No. 142 requires companies to use a fair-value approach to determine whether there is impairment of existing and future goodwill.  In August 2001, the FASB issued SFAS No. 144 “Accounting for Impairment of Long-Lived Assets”.  SFAS No. 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB No. 30 “Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and combines the two accounting models into a single model based on the framework established in SFAS No. 121.  The Company was required to implement these pronouncements for the fiscal year beginning January 1, 2002.  The implementation of these pronouncements did not have a material impact on the Company’s results of operations or financial condition.

In June 2001, the FASB also issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses asset retirement obligations that result from the acquisition, construction or normal operation of long-lived assets.  It requires companies to recognize asset retirement obligations as a liability when the liability is incurred at its fair value.  The Company has elected the early adoption of this standard effective January 1, 2002.  There was no impact on the Company’s results of operations or financial condition as a result of the early adoption of the standard.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 13 is amended to eliminate any inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions.  This statements also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company will be required to adopt this standard in its fiscal year beginning January 1, 2003.  The Company does not believe that there will be a material impact on its results of operations or financial condition as a result of the adoption of this standard.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  This standard will not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45 (“FIN45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements and initial measurement requirements of FIN45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The Company is not a party to any agreement in which it is a guarantor of indebtedness of others.  Accordingly, the pronouncement is currently not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  This statement amends SFAS No. 123 (see “Stock-Based Compensation” above) and provides for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  Presby adopted this pronouncement effective January 1, 2002.  The adoption did not have a material impact on the Company’s results of operations or financial condition.

NOTE 2.    SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The Company did not pay any interest expense or income taxes during the three years ended December 31, 2002.  The following  non-cash activities occurred during the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Accretion of discount on Series B preferred stock	$23,482	$23,501	$35,708
Accrual of dividends on Series B preferred stock	322,195	594,106	402,595
Preferred stock issued in lieu of dividends on Series B preferred stock	2,454,867	—	—
Series B preferred stock issued to RAS Service LP in lieu of service fee due	112,277	—	—
Accretion of beneficial conversion feature on Series C preferred stock	—	—	1,025,747

The following are the details of accrued expenses at December 31, 2002 and 2001:

	2002	2001
Accrued salaries, wages and benefits	$46,848	$39,990
Liability for possible replacement of product already shipped (see Note 1)	50,000	50,000
Accrued fees due to RAS Service LP	—	112,277
Audit fee accrual	45,000	26,000
Accrual of amount due on former office lease	48,000	—
Other	1,135	3,750
Total accrued expenses	$190,983	$232,017

NOTE 3.    REDEEMABLE PREFERRED STOCK

In April 1998, Presby designated 4,400,000 shares of $.001 par value preferred stock as Series B and entered into a securities purchase agreement (the “Agreement”) with certain investors (the “Investors”).  Under this Agreement, Presby sold 977,526 shares of Series B preferred stock and 977,526 warrants for a total of $2,000,018 in 1998.  The Series B preferred stock was originally presented net of issue expenses and the value assigned to the warrants together aggregating $421,528.  In February 1999, Presby sold an additional 488,763 shares of Series B preferred stock for $1,000,009 under the Agreement.  In April 2000, the holders of the Series B warrants exercised their option to purchase 977,526 shares of Series B preferred stock for approximately $2,000,000.  The remaining discount of $54,791 at December 31, 2002 will be accreted through May 2005.

Each share of voting Series B preferred stock was initially convertible at any time into 2.1 shares of Presby’s common stock (increased to 2.52 shares during 2001 related to Presby not achieving certain performance goals) and will automatically be converted into 2.52 shares of Presby’s common stock upon the closing of a public offering of Presby’s stock with proceeds exceeding $20 million.  Each share initially bore cumulative annual dividends of 10% (increased to 12% in 2001 related to Presby not achieving certain performance goals and subject to decrease for payments related to a service agreement (see below).  Dividends were accrued for payment but deferred until October 31, 2002.  In the event of liquidation of Presby, whether voluntary or involuntary, the holders of the Series B preferred stock are entitled to receive $2.046 per share (subject to adjustment) plus unpaid dividends prior to any distributions to the common stockholders.  Presby could distribute the dividends in cash or additional shares of Series B preferred stock.  The Series B preferred stock is redeemable at the option of the holders after May 1, 2005.

Presby reached an agreement with the Investors in July 2002 (the “New Agreement”) whereby Presby issued 2,012,344 shares of Series B preferred stock in lieu of accrued dividends on the Series B preferred stock and in lieu of any future dividends on the Series B preferred stock.  The shares issued were valued at par value and the value of the shares over the amount of dividends accrued as of July 15, 2002 of $2,454,867 was accounted for as additional dividends on the Series B preferred stock.  The New Agreement did not change the conversion ratio or the date at which the Series B preferred stock could be redeemed.  However, under the New Agreement, no future dividends will be accrued.  Presby designated an additional 100,000 shares of $.001 par value preferred stock as Series B at the time of this transaction.

In addition, the New Agreement amended the automatic conversion feature of the Series B preferred stock by adding a provision that if the Company completed a sale of common stock where the aggregate gross proceeds to the Company were at least $5 million, the Series B preferred stock would automatically be converted.  The private placement discussed in Note 10 triggered the automatic conversion in March 2003.

Presby also entered into a service agreement with an entity, RAS Service LP (“Service LP”), owned by the Investors and certain employees and shareholders of Presby.  The service agreement required payments to Service LP by Presby based on Presby’s sales levels.  The dividends on the Series B preferred stock were reduced by 85% of these payments.  At December 31, 2001 accrued expenses included $112,277 due under the service agreement.  In conjunction with the deferral of the dividend until October 31, 2002, the payments under the service agreement were also deferred until October 31, 2002, and the term of the service agreement was extended until December 31, 2006.  In July 2002, the service agreement was cancelled, and Presby issued 25,237 shares to Service LP in lieu of the $112,277 service fee due.  The difference in the value of the shares at par value and the amount due Service LP of $60,642 was added to paid-in capital.

NOTE 4.    SHAREHOLDERS’ EQUITY

Presby had authorized 65,000 shares of Series C preferred stock and 30,000,000 shares of common stock at December 31, 2002.

In June 2000, Presby designated 65,000 shares of $.001 par value preferred stock as Series C and entered into a securities purchase agreement (the “C Agreement”) with certain investors.  Under the C Agreement, Presby sold 21,400 shares of Series C preferred stock and warrants exercisable for 40,000 additional shares of Series C preferred stock for a total of $2,140,000 before expenses of $200,867 in 2000.  In determining the value of the Series C preferred stock and the Series C warrants, the net proceeds were allocated based on their relative fair values.  Presby allocated $913,386 of the proceeds to the warrants and $1,025,747 to a beneficial conversion feature calculated at the issuance date of the Series C preferred stock based on the difference between the conversion price per share and the estimated market value of Presby’s common stock in June 2000.  Presby has accreted $1,025,747 related to the beneficial conversion feature of the Series C preferred stock during 2000.  The Series C preferred stockholders have the right to convert at the option of each holder into shares of Presby’s common stock.

Each share of voting Series C preferred stock is initially convertible at any time into 21 shares of Presby’s common stock and will automatically be converted into 21 shares of Presby’s common stock upon the closing of a public offering of Presby’s stock, the defined trading of Presby’s common stock, or the conversion of a majority of the Series B preferred stock into common stock.  In the event of liquidation of Presby, whether voluntary or involuntary, the holders of the Series C preferred stock are entitled to receive $100 per share (subject to adjustment) after required distributions to holders of Series B Preferred stock but prior to any distributions to the common stockholders.  In June 2001, the holders exercised warrants for the purchase of 214 shares of Series C preferred stock at $100 per share.  At December 31, 2002, no warrants to purchase Series C preferred stock remained outstanding.

NOTE 5.    STOCK OPTION PLAN

In July 1997, Presby’s Board of Directors adopted the 1997 Stock Option Plan (the “Plan”).  The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees, directors and independent contractors of Presby.  The total number of shares of common stock authorized and reserved for issuance under the Plan is 1,680,000 shares.  The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant  (unless the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of Presby, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant).  Unless otherwise determined by the Board, incentive and non-qualified stock options granted under the Plan have a maximum duration of ten and fifteen years, respectively, and vest in up to four equal installments.

In April 2001, Presby awarded options to purchase 25,000 shares of common stock at $.09 per common share to an officer in conjunction with an employment agreement.  The employment agreement also required Presby to issue options to purchase up to an additional 25,000 common shares depending on certain performance criteria.  In March 2002, options to purchase an additional 15,000 shares were issued as certain performance criteria were met.  As a result of the adoption of SFAS 123, the options issued in March 2002 were valued using the fair value based accounting method prescribed by SFAS 123.  Compensation expense of $7,650 was recognized for the year ended December 31, 2002 related to the stock options issued.  The options issued in April 2001 were valued using the intrinsic value method specified by APB 25 as the difference between the exercise price and the most recent sale price, $6.41 per share, of the underlying shares subject to purchase under the agreement.  Presby recorded $160,250 in compensation expense in conjunction with the issuance of the options awarded in April 2001.

The following table summarizes the information with respect to stock options for the three years ended December 31, 2002 and changes during the years then ended:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	406,425	$0.046	386,675	$0.043	388,675	$0.043
Granted	15,000	$0.090	25,000	$0.090	—
Exercised	—		(5,250)	$0.043	(2,000)	$0.043
Canceled or expired	(75,075)	$0.043	—		—
Outstanding, end of year	346,350	$0.048	406,425	$0.046	386,675	$0.043

Exercisable, end of year	306,350		381,425		386,675

The following table summarizes outstanding options by exercise price and by weighted average years left to exercise:

	December 31, 2002
	Options Outstanding		Options Exercisable
Exercise Prices	Shares	Weighted Average Years Left to Exercise	Shares	Weighted Average Years Left to Exercise
$0.043	306,350	4.6	306,350	4.6
$0.090	40,000	8.6	—
	346,350	5.0	306,350	4.6
Weighted average exercise price	$0.048		$0.043

NOTE 6.    COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially affect the financials position, operating results or cash flows of the Company.

Presby leases its facilities in Dallas, Texas and Denison, Texas.  Total lease expense was approximately $204,000, $141,000 and $117,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  There were no leases with remaining terms of one year or more at December 31, 2002.

In 2001, the Company received $115,094, net of legal fees, related to a legal settlement in defense of one of the Company’s patents.  Two additional settlements also in the defense of the Company’s patents resulted in a net expense when netted against the associated legal expenses incurred in 2001.

Presby carries product liability insurance coverage with a limit of $10,000,000 per occurrence and in the aggregate.

A supplier has indicated to Presby that it believes Presby has a firm order for 150 surgical instruments.  Management of Presby does not believe that there is a firm order and that it has no obligation to the supplier.

Certain physicians may have purchased surgical kits in anticipation of taking part in future FDA trials.  As a result of the CIBA Agreement, CIBA will be selecting those physicians who actually participate.  While the physicians were aware that the product was not yet approved for use in the United States, and that Presby did not sell the surgical kit with a right of refund, several of these physicians have informed Presby that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Presby is currently unable to determine the amount of liability, if any, that may arise from these claims.

NOTE 7.    OTHER RELATED PARTY TRANSACTIONS

Presby leases its Denison, Texas facility under a monthly operating lease agreement with certain shareholders.  Total rent expense for the operating lease amounted to $48,000 for each of the three years ended December 31, 2002.

Presby’s leased its former Dallas, Texas facilities from a substantial holder of its Series B preferred stock.  Due to downsizing of its staff in conjunction with the business changes contemplated in the CIBA Agreement, Presby negotiated a settlement with its former lessor to abandon that lease for a smaller facility.  Under the contract, lease payments to the lessor of approximately $98,000 for the period from January through December 2003 were still due.  Presby negotiated a reduced lease payment of $48,000 to the lessor.  The $48,000 liability was accrued in other accrued liabilities at December 31, 2002.

NOTE 8.    INCOME TAXES

No provision for income taxes has been recognized for the three years ended December 31, 2002 as the Company incurred net operating losses for income tax purposes.  The Company did not record any federal income tax benefit for its losses because of the uncertainty of realizing its deferred tax assets.  The Company has adjusted the valuation allowance to maintain a full valuation allowance against the net deferred tax assets.

Deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$3,384,800	$2,997,300
Advance royalty	680,000	—
Stock option compensation	57,100	54,500
Fixed assets and reserves	20,000	48,600
Net deferred tax asset	4,141,900	3,100,400
Valuation allowance	(4,141,900)	(3,100,400)
Recognized net deferred tax asset	$—	$—

The increase in the deferred tax asset valuation allowance for the year ended December 31, 2002 was $1,041,500.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $10.0 million for income tax purposes.  These net operating loss carryforwards begin to expire in 2009 and may be limited in their use due to significant changes in the Company’s ownership (see Note 10).

The difference between the Company’s effective tax rate and the federal statutory rate of 34% are as follows:

	Year Ended December 31,
	2002	2001	2000
Income tax benefit at statutory rate	(34)%	(34)%	(34)%
Valuation allowance	34	34	34
Total income tax expense	0%	0%	0%

NOTE 9.    EMPLOYEE BENEFIT PLAN

Presby has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees.  Contributions to the plan totaled $14,713, $2,500 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10.  SUBSEQUENT EVENTS

On February 25, 2003, Dr. Ronald A. Schachar, our founder and Chief Scientist, and Presby entered into a Severance, Release and Consulting Agreement.  In accordance with such agreement, Dr. Schachar resigned as an officer, director and employee of Presby as of the date of the closing of the merger discussed below.  Presby agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with the Company during that time.  Dr. Schachar will assist Presby for a limited time in conducting research and development on its products for the treatment of ARMD, maintenance of its patent portfolio and other matters.  Subject to certain conditions, Dr. Schachar will be paid an aggregate of $1,750,000 over the consulting period of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000 but not more than $400,000 for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  As security for the payment of his consulting fees, Presby granted Dr. Schachar a security interest in its patent rights relating to the SEVFL and ARMD devices and patent applications.  Dr. Schachar also received from Presby an assignment of its patents for the ARMD device outside the United States, which is revocable upon certain conditions.  At December 31, 2002, the carrying value of the patents the Company transferred was approximately $121,000.

On March 6, 2003, Refocus Group, Inc. (“Refocus”) and Presby entered into a merger agreement.  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into Presby, with Presby surviving as a wholly-owned subsidiary of Refocus.  As a result of the private placement discussed below, immediately before the merger, the holders of the Series B preferred stock and the Series C preferred stock converted their shares into common stock of Presby.  At the same time, Presby did a 2.14-to-1 reverse split resulting in 11,940,144 shares of Presby common stock outstanding.  Each of the shares of  Presby common stock then outstanding was converted into common stock of Refocus on a one-for-one basis.  Therefore, on the Merger Closing Date, Refocus issued 11,940,144 shares of common stock to stockholders of Presby, representing approximately 63% of Refocus’ outstanding common stock following the merger and the funding of the initial tranche of the private placement, in exchange for 100% of the outstanding capital stock of Presby, subject to the assertion of appraisal rights by former Presby stockholders.  Following the merger, all of Refocus’ business operations are conducted through its wholly-owned subsidiary, Presby.

Since the stockholders of Presby own a majority of the issued and outstanding shares of common stock of Refocus after the merger and the private placement, this transaction is being accounted for as a reverse merger whereby Presby is deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations are being discontinued, there is no goodwill or other intangibles that will arise from the merger.

The Presby stock options outstanding at December 31, 2002 were converted into options to acquire 161,851 shares of Presby after the 2.14-to-1 reverse split.  The exercise price was also adjusted by multiplying the old option price by 2.14 to determine the new price.  In February 2003, before the Merger Closing Date, Presby adopted an amendment to its 1997 Stock Option Plan which, for the most part, increased the number of shares available for issuance under the plan to 4.1 million shares (after the 2.14-to-1 reverse split).  In addition, Presby issued options to purchase 557,635 shares of common stock of Presby (after the 2.14-to-1 reverse split) to its Chief Executive Officer as part of his employment contract.  These shares were issued at the fair market value of the Refocus shares at the Merger Closing Date.  Refocus adopted the amended and restated Presby stock option plan and all outstanding options were converted into the same number of options of Refocus.

In connection with the merger, Refocus completed a private placement of shares of its common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date.  Refocus received $5,147,500 for 2,875,000 shares of Refocus common stock, net of agent and finder fees.  The deferred offering costs at December 31, 2002 of $194,447 plus an estimated $570,000 in additional costs for legal, audit, and other private placement costs are to be offset against the proceeds received from the common stock issued.  In addition, each share of common stock issued carried a detachable warrant to purchase one-half share of Refocus common stock at $2.50 per share.  Total warrants for 1,437,500 shares of Refocus common stock were issued to these investors.  In addition, 12,500 shares of Refocus common stock, warrants to purchase 1,250,000 shares of Refocus common stock at $2.50 per share and warrants to purchase 50,000 shares of Refocus common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, with the 4,097,107 shares of Refocus common stock outstanding prior to the merger and private placement, there are a total of 18,924,751 shares of Refocus common stock outstanding.  There are warrants to purchase a total of 2,737,500 shares of Refocus common stock and options to purchase 719,486 shares of Refocus common stock outstanding at the Merger Closing Date.

Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with the remaining 50% being funded at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on: (i) the  initiation of Presby’s Phase II FDA clinical trial for the treatment of presbyopia,  (ii) the earlier of (a) approval from Health Canada (the Canadian equivalent of the FDA) to commercialize Presby’s treatment for primary open angle glaucoma and/or ocular hypertension or, (b) the completion, after the Merger Closing Date, of 500 surgical procedures in Canada and/or the European Union for the treatment of primary open angle glaucoma or ocular hypertension. and (iii) the concurrent second tranche investment by CIBA of $1,250,000.  The second tranche investment commitment is secured by the shares issued in the first tranche. Upon the closing of the second tranche, an additional 2,875,000 shares of common stock with warrants attached for 1,437,500 shares of common stock at $2.50 per share are expected to be issued for proceeds of approximately $5,650,000, net of agent and finders fees and before offering expenses.  In addition, 37,500 shares of Refocus common stock are expected to be issued to agents and others involved in the private placement.

Finally, Refocus will seek to find an agent to conduct a post-closing private placement.  The post-closing private placement offering may include the sale of up to $2,500,000 of Refocus common stock and warrants.  In the event that at least $1,000,000 is not raised within six months of the Merger Closing Date, an agent has subscribed to purchase that number of shares of our common stock at $2.00 per share in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  The Company expects that at least 500,000 shares of Refocus with 250,000 warrants attached will be issued.  It is expected that additional warrants to purchase 400,000 shares of common stock at $2.50 per share will be issued to the agents involved in the post-closing private placement.

While Presby has generated substantial tax loss carryforwards in prior years, management of Presby believes these loss carryforwards may be substantially reduced as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that may have occurred in connection with the merger.  However, additional work will need to be done to determine whether an actual ownership change has occurred and the amount of loss carryforwards that would be available as a result.

In order to provide funds to the Company to continue its operations until the Merger Closing Date, certain shareholders, directors and others provided a bridge loan of $250,000 on February 26, 2003 to the Company.  The loan accrued interest at 12% and matured at the Merger Closing Date.  Except for $25,000 which was repaid in cash, the remainder of the bridge loan was used to purchase shares in the initial tranche of the private placement.

In addition to fees and warrants received by agents involved in the private placement, the Company has signed one-year consulting agreements with two of the agents to provide certain services related to long-range financial planning and investor relations.  Each of the firms will be paid $180,000 plus expenses over a period of twelve months for their services.

The difference in the net loss of the Company as presented and the pro forma net loss as if the merger had taken place at the beginning of the year ended December 31, 2002 or December 31, 2001 are immaterial as the loss reported by Refocus was $60,640 and $25,584 for the years ended December 31, 2002 and 2001, respectively.  Refocus had no revenues and had no provisions for income taxes in either of those years.  However, the net loss applicable to common shares would be significantly lower assuming the Company’s preferred stock would have been converted to common in connection with the merger.  In addition, the pro forma loss would have been materially higher if the private placement had occurred during either of those years based on additional costs related to consulting, legal, audit, public relations and transfer agent expenses which would have been incurred by the Company as a result of the private placement and being a public company.  The Company estimates that an additional $1,470,000 would have been spent in the first year for these type expenses.  The following tables present the unaudited pro forma results of operations had the merger occurred on January 1 of each year and the additional private placement and public company expenses had been incurred (in thousands, except per share amounts):

	For the year ended December 31, 2002
	As reported	Pro forma
Revenues	$—	$—
Loss from operations	(3,083)	(4,580)
Net loss	(3,063)	(4,594)
Net loss applicable to common shares	(5,864)	(4,594)
Net loss per share – basic and diluted	$(0.42)	$(0.24)
Average number of common shares outstanding – basic and diluted	13,805	18,925

	For the year ended December 31, 2001
	As reported	Pro forma
Revenues	$230	$230
Loss from operations	(4,724)	(6,219)
Net loss	(4,451)	(5,947)
Net loss applicable to common shares	(5,069)	(5,947)
Net loss per share – basic and diluted	$(0.37)	$(0.31)
Average number of common shares outstanding – basic and diluted	13,797	18,925