Form 10QSB
period 2003-03-31
REFOCUS GROUP INC
filed 2003-05-07
CIK 1133597

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-32543

REFOCUS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	75-2910096
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10300 North Central Expressway, Suite 104, Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)

214-368-0200
(Issuer’s telephone number, including are code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of common stock outstanding as of May 7, 2003:  18,943,887 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	190,778	255,692
Salary and related expenses	1,074,538	367,350
Professional services	188,918	143,346
Food and Drug Administration trials	7,401	32,321
Research and development	38,796	138,567
Depreciation and amortization	150,627	32,360
LOSS FROM OPERATIONS	(1,651,058)	(969,636)

OTHER INCOME (EXPENSE):
Interest income	3,503	5,926
Interest expense	(9,992)	—
Other expense	(200)	(325)
Total	(6,689)	5,601
NET LOSS	(1,657,747)	(964,035)

Accretion of discount on preferred stock	(4,306)	(5,871)
Accrued dividends on preferred stock	—	(147,947)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,662,053)	$(1,117,853)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.17)	$(0.17)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,058,481	6,450,878

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Current Assets
Cash and cash equivalents	$3,988,859	$267,180
Accounts receivable	56,961	27,068
Prepaid expenses	449,816	83,733
Total current assets	4,495,636	377,981
Property and Equipment - net	28,595	22,595
Patent Costs and Trademarks - net	1,073,094	1,277,198
Non-Compete Agreement - net	764,860	—
Other Long-Term Assets	206,247	194,447
Total Assets	$6,568,432	$1,872,221

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$473,465	$104,194
Accrued expenses	113,810	190,983
Current portion of separation and consulting agreement (see Note 3)	399,732	—
Customer deposits	23,000	23,000
Total current liabilities	1,010,007	318,177
Long-Term Liabilities
Separation and consulting agreement (see Note 3)	999,097	—
Advance royalty payment	2,000,000	2,000,000
Total long-term liabilities	2,999,097	2,000,000
Commitments and Contingencies	—	—
Redeemable Series B Preferred Stock - 4,500,000 shares of $.001 par value authorized, 4,481,396 shares issued and outstanding in 2002	—	9,114,144
Shareholders’ Equity (Deficency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding in 2003	—	—
Series C preferred stock: 65,000 shares of $.001 par value authorized, 21,614 shares issued and outstanding in 2002	—	1,049,104
Warrants for the purchase of Refocus Group, Inc. common stock	1,430,500	—
Common stock: 60,000,000 shares of $.0001 par value authorized, 18,943,887 shares issued and outstanding in 2003	1,894	—
Common stock: 30,000,000 shares of $.001 par value authorized, 6,450,878 shares issued and outstanding in 2002 - Presby Corp	—	6,451
Paid-in capital	19,649,647	6,245,005
Accumulated deficit	(18,522,713)	(16,860,660)
Total shareholders’ equity (deficiency)	2,559,328	(9,560,100)
Total Liabilities and Shareholders’ Equity (Deficiency)	$6,568,432	$1,872,221

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(1,657,747)	$(964,035)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash items in net loss:
Depreciation and amortization	150,627	32,360
Loss on write-down of deferred offering expenses	—	128,200
Compensation component of separation and consulting agreement	472,260	—
Other non-cash charges	7,737	—
Compensation cost due to stock options granted	364,966	7,650
Cash provided (used) by working capital items:
Accounts receivable	(29,893)	136,250
Inventories	—	(4,968)
Prepaid expenses	(275,636)	6,683
Accounts payable, accrued expenses and other liabilities	248,723	(70,498)
Advance royalty	—	2,000,000
Net Cash Provided (Used) by Operating Activities	(718,963)	1,271,642

Cash Flows from Investing Activities:
Additions to property and equipment	(10,391)	(15,150)
Additions to patents and trademarks	(46,213)	(151,158)
Purchase of Refocus Group, Inc. by Presby Corp	5,102	—
Net Cash Used by Investing Activities	(51,502)	(166,308)

Cash Flows from Financing Activities:
Sale of common stock	4,490,369	—
Exercise of common stock options	1,775	—
Borrowings	250,000	—
Borrowings repaid	(250,000)	—
Net Cash Provided by Financing Activities	4,492,144	—

Net Increase in Cash and Cash Equivalents	3,721,679	1,105,334
Cash and Cash Equivalents, beginning of year	267,180	1,450,712
Cash and Cash Equivalents, end of year	$3,988,859	$2,556,046

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merger:  On March 6, 2003, Refocus Group, Inc. (“Refocus”) and Presby Corp (“Presby”) entered into a merger agreement (the “Merger Agreement”).  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into Presby, with Presby surviving as a wholly-owned subsidiary of Refocus.  In addition, on the Merger Closing Date, Refocus completed a private placement of its common stock.

Since the former stockholders of Presby owned a majority of the issued and outstanding shares of the common stock of Refocus after the merger and the private placement, this transaction was accounted for as a reverse merger whereby Presby is deemed to be the accounting acquirer of Refocus.  Therefore, all financial information included in this report on Form 10-QSB prior to the Merger Closing Date are those of Presby as if Presby had been the registrant.  The financial information since the Merger Closing Date are those of Refocus and Presby consolidated.

All references to “Refocus”, “Presby”, or the “Company” mean Refocus or Presby separately prior to the merger and Refocus, as successor to the business of Presby, after giving effect to the merger .

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW device, and the related surgical technique, the PresVIEW procedure, that will treat presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted to international markets while the Company seeks approval for the device in the United States from the Food and Drug Administration (the “FDA”).  The Company is conducting research into, and has developed, a prototype device to treat dry age related macular degeneration (“ARMD”) and is also seeking to develop, for commercial applications, a single element variable focus lens (“SEVFL”).

In March 2002, the Company executed an agreement to license its primary intellectual property and products to CIBA Vision (“CIBA”), the eye care unit of Novartis AG.  Under the agreement (the “CIBA Agreement”), CIBA has licensed exclusive rights in international markets to the Company’s patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  At closing, CIBA paid $2,000,000 in advance royalties and has certain rights to purchase equity in the Company if the Company obtains certain investments from third parties.  Subject to certain conditions, CIBA must purchase equity in the Company to obtain exclusive license rights to the Company’s patents in the United States.  CIBA will market and sell the products worldwide at its expense, participate in the management of and participate in the cost of FDA clinical trials and fund potential costs associated with mutually agreed upon legal protection of the related patents.  CIBA will pay the Company a percentage royalty on its net sales of all the Company’s patented products and make certain payments on milestones achieved by the Company.  CIBA is required to pay the Company certain minimum royalties to maintain its exclusive license rights.  After a transition period, CIBA will also assume manufacturing and all associated costs.  The Company continues to own all of its patent rights and did not license to CIBA the patent rights associated with its macular degeneration device.  In conjunction with this agreement, the Company ceased all direct marketing of the licensed products.  CIBA intends to market the Company’s products under its own brand with reference to the Company on the packaging.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of PC Lens Corp (“PCL”).  The financial statements are consolidated as a result of Presby acquiring all the outstanding stock of PCL in August 2002.  The acquisition was accounted for as if pooled since the acquisition was of an entity under common control.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002 and should be read in conjunction with this quarterly report.

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the dates of the financial statements and the reported amounts of revenues and expenses during such reporting periods.  Actual results could differ from these estimates.

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that any of the following factors could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to develop and commercialize new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions.

Intangible Assets:  Costs incurred in relation to patent and trademark applications are capitalized as deferred patent and trademark costs and amortized over 17 years or the legal life of the patent or trademark.  If it is determined that a patent or trademark will not be issued, the related application costs are charged to expense at the time such determination is made.  The cost allocated to a non-compete agreement in connection with a separation and consulting agreement with our former Chief Scientist (see Note 3) is being amortized over its life of 4 years on a straight-line basis.

As a result of the merger with Refocus, discussed in Note 2, and the subsequent change of the name of Presby to Refocus Ocular, Inc. in April 2003 as part of a rebranding of the Company’s products that was implemented in late March 2003, the Company has decided not to continue to defend or renew any of the Presby and related device trademarks.  Therefore, these trademarks are not believed to have further value to the Company, and the remaining capitalized value of these trademarks was written off as of March 31, 2003.  The charge of $94,592 was shown in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations.

In addition, under the separation and consulting agreement with our former Chief Scientist, certain foreign patents related to a device for the treatment of ARMD were assigned to him.  While the assignment is revocable under certain conditions, the value of these patents, for accounting purposes, of approximately $120,355 was considered transferred to him as part of his compensation under the separation and consulting agreement and was removed from the capitalized value of our patent portfolio.

The following tables show the capitalized value of patents and trademarks as of March 31, 2003 and December 31, 2002, respectively.

	Costs	Amortization	Net
Patents	$1,056,395	$191,359	$865,036
Trademarks	—	—	—
PCL Patents	258,610	50,552	208,058
Balance at March 31, 2003	$1,315,005	$241,911	$1,073,094

Patents	$1,167,714	$188,981	$978,733
Trademarks	123,415	29,036	94,379
PCL Patents	250,892	46,806	204,086
Balance at December 31, 2002	$1,542,021	$264,823	$1,277,198

For the three months ended March 31, 2003 and 2002, amortization expense for trademarks and patents was $129,962 (including the trademark write-off) and $18,421, respectively.  The estimated aggregate amortization expense for the remainder of the current year, based on capitalized costs at March 31, 2003, is approximately $57,100 and for each of the succeeding five fiscal years will be approximately $77,400 each year.

The $764,860 capitalized value of the non-compete agreement was net of $16,274 of accumulated amortization.  Amortization of the non-compete agreement was $16,274 during the three months ended March 31, 2003.  The estimated amortization expense for the remainder of the current year is $146,462 and for 2004 - $195,283; for 2005 - $195,284; for 2006 - $195,283; and for 2007 - $32,548.

Revenue Recognition:  The Company has one main source of revenue:  royalty and milestone revenues associated with the CIBA Agreement that was effective in March 2002.  Royalty and milestone revenues will be recognized when earned under that agreement.

The royalty rates to be paid to the Company are based on net sales of the Company’s products as set forth in the CIBA Agreement and are in effect until the later of the expiration of the patent rights in a country or 20 years from the date of the CIBA Agreement (the “Royalty Period”).  In the event that our patent rights expire or are invalidated in any country during the Royalty Period, the royalty rate for net sales in such country would decrease to a 3% “know how” rate.  Following the expiration of the Royalty Period, CIBA’s license shall be fully paid up and royalty free with respect to future sales.

The Company is to earn a minimum royalty of $500,000 during the twelve months ending in March 2004 under the CIBA Agreement.  If the Company does not earn aggregate royalties from product sales of at least the minimum royalty by March 2004, then CIBA is required to pay the shortfall if it wants to maintain its exclusive license.  Therefore, the Company has not accrued any portion of the minimum royalty as it will be earned only as products are sold during the period and, if the earned royalties have not totaled $500,000 by the end of the period, then the remainder will be earned in March 2004 if CIBA agrees to pay the shortfall to maintain its exclusive license.

In March 2002, the Company received $2,000,000 in advance royalties that have been deferred.  This amount will be deducted from the Company’s future royalties receivable at the rate of $125,000 per quarter starting in the second quarter of 2004.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the separation and consulting agreement with our former Chief Scientist (see Note 3), a portion of that contract has been designated as prepaid consulting expenses for research and development of the

ARMD device.  The total prepaid expense at the contract date was $57,557 which is being amortized over two years.  The remaining balance included in current and long-term assets is $55,159.

Stock-Based Compensation:  In January 2002, the Company elected to adopt the fair value based method of accounting for stock-based compensation as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.   The Company elected to report the change in accounting principle using the modified prospective method as outlined in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under this method, the stock-based employee compensation expense recognized for the three months ended March 31, 2003 and 2002 is the same as that which would have been recognized had the fair value based recognition provisions of SFAS No. 123 been used to account for all employee awards granted, modified or settled after December 31, 1994.

For options issued during the three months ended March 31, 2003 and 2002, respectively, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the three months ended March 31, 2003 was approximately $1.14 per share and during the three months ended March 31, 2002 was approximately $0.51 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2003	2002
Expected dividend yield	0.00%	0.00%
Expected volatility	60.50%	69.80%
Risk-free interest rate	2.92%	4.88%
Expected option lives	6.1 years	10 years

As a result of adopting SFAS No. 123 in 2002 using the modified prospective method under the provisions of SFAS No. 148, the net loss for the three months ended March 31, 2003 and 2002 are not different from the net loss that would have been recognized had SFAS No. 123 been adopted at its inception.  The Company recognized stock-based employee compensation expense of $364,966 and $7,650 for the three months ended March 31, 2003 and 2002, respectively.

Loss per share:  The net loss applicable to common shares was used in the calculation of earnings per share for both basic and diluted loss per share.  There was no adjustment for the calculation of diluted loss per share for dividends accrued on the shares of Series B convertible preferred stock outstanding as they were anti-dilutive.

The weighted average number of common shares outstanding for calculation of both basic and diluted earnings per share was also the same.  Options to purchase 1,180,350 shares of common stock and warrants to purchase 2,737,500 shares of common stock in 2003, and options to purchase 196,932 shares of common stock in 2002, were not included in the computation of diluted earnings per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Reclassifications:  Certain previously reported amounts have been reclassified to conform to current year presentations.

Deferred Offering Expenses:  The Company has deferred certain costs associated with common and preferred stock offerings until the offers are completed and the deferred expenses are offset against the proceeds received from the offerings.  The balance of deferred offering expenses outstanding at December 31, 2001 was written-off during the quarter ended March 31, 2002 as a result of the cancellation of the accompanying offering.  Deferred offering expenses at December 31, 2002 related to the merger transaction and private placement discussed in Note 2 and were offset against the proceeds of that offering.

Recently Issued Accounting Pronouncements:  In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 13 is amended to eliminate any inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The Company adopted this standard in its fiscal year beginning January 1, 2003.  There was no impact on the Company’s results of operations or financial condition as a result of the adoption of the standard.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  This standard did not have any impact on the Company’s results of operations or financial condition.

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

NOTE 2 – MERGER OF PRESBY CORP AND REFOCUS GROUP, INC.

As a result of the private placement discussed below, immediately before the merger, the holders of Presby’s Series B preferred stock and Series C preferred stock converted their shares into common stock of Presby.  At the same time, Presby completed a 2.14-to-1 reverse split resulting in 11,940,144 shares of Presby common stock outstanding including the common shares issued upon conversion of the preferred stock.  All share and per share amounts prior to the Merger Closing Date shown in this report have been adjusted to reflect the reverse split.

Refocus was organized in November 2000 as VeryBestoftheInternet.com (“VeryBest”).  VeryBest was an internet ranking service.  In February 2003, VeryBest reincorporated in Delaware and changed its name to Refocus Group, Inc.  Prior to the merger in March 2003, Refocus effected a forward split of its common stock on the basis of approximately six shares for each share issued and outstanding and also determined to change its business operations.  Following the forward-split and immediately prior to the private placement and merger, the founders of Refocus sold substantially all of their shares back to the Company in exchange for $25,000.  The amount paid for these shares has been deducted from paid-in capital.  As a result, immediately before the merger, Refocus had 4,097,107 shares of common stock outstanding.

Each share of Presby common stock outstanding on the Merger Closing Date was converted into common stock of Refocus on a one-for-one basis.  Therefore, Refocus issued 11,940,144 shares of common stock to stockholders of Presby, representing approximately 63% of Refocus’ outstanding common stock following the merger and the funding of the initial tranche of the private placement, in exchange for 100% of the outstanding capital stock of Presby, subject to the assertion of appraisal rights by former Presby stockholders.  Following the merger, all of Refocus’ business operations are conducted through its wholly-owned subsidiary, Presby.

Since the stockholders of Presby owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the initial tranche of the private placement, this transaction was accounted for as a reverse merger whereby Presby was deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations were discontinued after the merger, there was no goodwill or other intangible that arose from the merger.

The assets and liabilities assumed from Refocus on the Merger Closing Date are as follows:

Cash	$5,102
Website technology	2,000
Accounts payable	(6,735)
Net credit to stockholders’ equity	$367

The Company sold the website technology to another company associated with the founders of VeryBest in exchange for forgiveness of $1,800 in debt due them and took a $200 charge for the remaining balance of the website technology, which is included in “Other expense” in the condensed consolidated statement of operations for the three months ended March 31, 2003.

As part of the Merger Agreement, Refocus adopted the Amended and Restated 1997 Presby Stock Option Plan, and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.  Presby had stock options outstanding to acquire 719,486 shares of common stock at the Merger Closing Date.  The exercise price of the assumed options has also been adjusted to reflect the 2.14-to-1 reverse split prior to the merger.  See Note 5.

In connection with the merger, Refocus completed a private placement of shares of its common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date.  Refocus sold 2,875,000 shares of Refocus common stock at $2 per share.  Each share of common stock issued carried a detachable warrant to purchase one-half share of Refocus common stock at $2.50 per share.  Total warrants for 1,437,500 shares of Refocus common stock were issued to these investors.  In addition, 12,500 shares of Refocus common stock, warrants to purchase 1,250,000 shares of Refocus common stock at $2.50 per share and warrants to purchase 50,000 shares of Refocus common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, on the Merger Closing Date, there were a total of 18,924,751 shares of Refocus common stock outstanding.  There were also warrants to purchase a total of 2,737,500 shares of Refocus common stock and options to purchase 719,486 shares of Refocus common stock outstanding at the merger closing.

The warrants issued in connection with the initial tranche of the private placement were valued using the Black-Scholes option-pricing model.  The Company assumed an expected volatility rate of 59.8%, an expected life of 2 years and a 1.38% risk-free interest rate and that no dividends would be paid.  Based on these factors, the Company calculated the value of the $2.00 warrants to be $.66 per warrant and the $2.50 warrants to be $.52 per warrant for a total value of $1,430,500.

The Company paid certain agent and advisory fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 2,875,000 units at $2.00 per unit	$5,750,000
Amounts paid to placement agent and advisors	(577,500)
Legal and audit fees incurred	(499,340)
Expenses incurred by advisors	(147,500)
Expenses incurred by the Company	(204,738)
Payment to founders of VeryBest for their stock	(25,000)
Cash received from the offering	$4,295,922

Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with the remaining 50% being funded at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on:

(1) the initiation of the Company’s Phase II FDA clinical trial for the treatment of presbyopia;

(2) the earlier of:

(a) approval from Health Canada (the Canadian equivalent of the FDA) to commercialize the Company’s treatment for primary open angle glaucoma and/or ocular hypertension; or

(b) the completion, after the closing of the merger, of 500 surgical procedures in Canada and/or the European Union utilizing the PresVIEW device for the treatment of primary open angle glaucoma or ocular hypertension; and

(3) the concurrent second tranche investment by CIBA of $1,250,000.

The second tranche investment commitment is secured by the shares issued in the first tranche.   Upon the closing of the second tranche, an additional 2,875,000 shares of common stock with warrants attached for 1,437,500 shares of common stock at $2.50 per share are expected to be issued for proceeds of approximately $5,650,000, net of agent and advisor fees and before offering expenses.  In addition, 12,500 shares of Refocus common stock are expected to be issued to advisors involved in the private placement.

In April 2003, Refocus engaged an agent to conduct a post-closing private placement.  The post-closing private placement offering may include the sale of up to $2,500,000 of Refocus common stock and warrants.  In the event that at least $1,000,000 is not raised within six months of the Merger Closing Date, another party has subscribed to purchase that number of shares of our common stock at $2.00 per share in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  If no funds are received from the post-closing private placement and the other party is required to fund the entire $1,000,000, 500,000 shares of Refocus common stock with attached warrants to purchase 250,000 shares of Refocus common stock would be issued.  It is expected that additional warrants to purchase 400,000 shares of common stock at $2.50 per share may also be issued to the agents involved in the post-closing private placement and to investment bankers for providing advisory services.  The actual number of shares and warrants to be issued will depend on the offering price in this private placement, the amount actually raised and the negotiated amount of warrants to be issued to the agents and investment bankers.

While the Company has generated substantial tax loss carryforwards in prior years, management of the Company believes that these loss carryforwards will be substantially reduced as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger.  However, additional work will need to be done to determine the amount of loss carryforwards that would be available as a result of the ownership change.

In addition to fees and warrants received by advisors involved in the private placement, the Company has signed one-year consulting agreements with two of the advisors to provide certain services related to long-range financial planning and investor relations.  Each of the firms will be paid $180,000 plus expenses over a period of twelve months for their services.

The following tables present the unaudited pro forma results of operations assuming that the merger had occurred on January 1 of each year (in thousands, except per share amounts):

	For the three months ended March 31, 2003
	As reported	Pro forma
Revenues	$—	$—
Loss from operations	(1,651)	(2,024)
Net loss	(1,658)	(2,031)
Net loss applicable to common shares	(1,662)	(2,031)
Net loss per share – basic and diluted	$(0.17)	$(0.11)
Average number of common shares outstanding – basic and diluted	10,058	18,929

	For the three months ended March 31, 2002
	As reported	Pro forma
Revenues	$—	$—
Loss from operations	(970)	(1,348)
Net loss	(964)	(1,343)
Net loss applicable to common shares	(1,118)	(1,343)
Net loss per share – basic and diluted	$(0.17)	$(0.07)
Average number of common shares outstanding – basic and diluted	6,451	18,925

The difference in the net loss for the Company as reported and the pro forma net loss as if the merger had taken place at the beginning of each quarter is the result of the following:

•                  The net loss of Refocus from January 1, 2003 to the Merger Closing Date was $5,903 and from January 1, 2002 to March 31, 2002 was $11,293.  Refocus prior to the merger had no revenues and had no provision for income taxes in either of these periods.

•                  It was assumed that there would be no accrual of dividends or accretion of discount on the Series B preferred stock as the Series B preferred stock would be converted to common stock as part of the merger and private placement as actually occurred on the Merger Closing Date.

•                  There would be additional expenses for legal, audit, public relations and other expenses related to being a public company.  The Company estimates that an additional $367,500 would have been spent in either of these three month periods for these type expenses.

NOTE 3 – SEPARATION AND CONSULTING AGREEMENT

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and the Company entered into a Severance, Release and Consulting Agreement (the “Agreement”).  In accordance with the Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  The Company agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with the Company during that time.  Dr. Schachar will assist the Company for a limited time in conducting research and development on its products for the treatment of ARMD, maintenance of its patent portfolio and other matters.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000 but not more than $400,000 for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is to receive a $500 per month supplemental payment for the first 48 full months of the agreement.

As security for the payment of his consulting fees, the Company granted Dr. Schachar a non-exclusive security interest in its patent rights relating to the ARMD device and the SEVFL.  Dr. Schachar also received an assignment of the Company’s patents for the ARMD device outside the United States, which is revocable under certain conditions.  The capitalized value of these assigned patents was approximately $120,355 in February 2003.

The Company calculated the present value of the future cash payments of $1,750,000 for base payments under the Agreement plus $24,000 in supplemental payments under the Agreement to be $1,437,270.  The present value calculation assumed a 12% interest rate and payments of $400,000 per year in the third and fourth years so that all payments would have been made at the end of four years.

Therefore, the total cost of the Agreement to the Company is the present value of future cash payments plus the $120,355 value of the ARMD patents assigned to Dr. Schachar or $1,557,625.  These payments have been allocated to prepaid consulting payments related to our outstanding patents, to prepaid research and development consulting for the treatment of ARMD, to a non-compete agreement and, finally, to severance costs as follows:

Amount allocated to:
Non-compete agreement	$781,134
Consulting over term of agreement	246,673
Research and development for the treatment of ARMD	57,557
Severance	472,261
Total cost of Agreement	$1,557,625

The amount allocated to the non-compete agreement and prepaid consulting will be expensed over four years.  The amount allocated to research and development will be expensed over two years.  Therefore, for the three months ended March 31, 2003, there were charges totaling $505,397 in connection with this Agreement.

NOTE 4 – PREFERRED AND COMMON STOCK

Presby had designated 4,500,000 shares of $.001 par value preferred stock as Series B and 65,000 shares of $.001 par value preferred stock as Series C.  At the Merger Closing Date, there were 4,481,396 shares of Series B preferred stock and 21,614 shares of Series C preferred stock outstanding.  The Series B preferred stock was converted into 5,277,164 shares of Presby common stock (after the 2.14-to-1 reverse split).  The Series C preferred stock was converted into 212,102 shares of Presby common stock (after the 2.14-to-1 reverse split).  Therefore, with the 6,450,878 shares of Presby common stock outstanding (after the 2.14-to-1 reverse split), there were a total of 11,940,144 shares outstanding at the Merger Closing Date (see Note 2).

After the merger, the Company has 60,000,000 shares of $.0001 par value common stock and 10,000,000 shares of $.0001 par value preferred stock authorized.  There are no shares of preferred stock issued or outstanding.  The number of shares of the Company’s common stock outstanding after the merger and after the private placement was 18,924,751.  In addition, 19,136 shares were issued upon exercise of stock options in March 2003 resulting in a total of 18,943,887 shares outstanding at March 31, 2003.

The Company has reserved 2,687,500 shares of the Company’s common stock for outstanding warrants exercisable at $2.50 per share and 50,000 shares of common stock for outstanding warrants exercisable at $2.00 per share.  The Company has also reserved 4,261,851 shares of common stock for grant or issuance under the Amended and Restated Stock Option Plan discussed below.

NOTE 5 – STOCK OPTIONS

On February 25, 2003, Presby’s Board of Directors adopted the Amended and Restated 1997 Stock Option Plan (the “Plan”).  Shareholders of Presby approved the Plan on March 4, 2003.  Refocus adopted this Plan on the Merger Closing Date.  The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees, directors and independent contractors of the Company.  The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant  (unless the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant).  Unless otherwise determined by the Board, incentive and non-qualified stock options granted under the Plan have a maximum duration of ten and fifteen years, respectively, and vest in up to four equal installments.

The total number of shares of common stock available for new grants under the Plan after March 4, 2003, is 4,100,000 shares.  There were options to purchase 161,851 shares of common stock outstanding prior to the amendment.  Options to purchase 3,062,365 shares of common stock are still available for grant under the Plan at March 31, 2003.

In March 2003 after the Plan was amended, the Company granted options to purchase 557,635 shares of common stock pursuant to the employment and option contracts with our Chief Executive Officer.  These options were contingent on the closing of the merger.  The option contract also requires the Company to issue options to purchase up to an additional 22,959 shares of common stock if the post-closing private placement (see Note 2) exceeds $1,000,000 in gross proceeds.  At the first board meeting after the merger, the Company issued additional options to purchase 480,000 shares of common stock to directors and officers.  See Note 1 for the total compensation expense and weighted average factors used to calculate that expense.

The following table summarizes the information with respect to stock options for the three months ended March 31, 2003 and 2002:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	161,851	$0.104	189,922	$0.093
Granted	1,037,635	$1.980	7,010	$0.193
Exercised	(19,136)	$0.093	—	—
Canceled or expired	—	—	—	—
Outstanding at March 31	1,180,350	$1.753	196,932	$0.102

Exercisable at March 31	246,843		178,240

The following table summarizes information for options outstanding and exercisable at March 31. 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.093 - $0.193	142,715	4.9	$0.105	142,715	$0.105
$1.98	1,037,635	6.1	$1.980	104,128	$1.980
	1,180,350	6.0	$1.753	246,843	$0.896

NOTE 6 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the three months ended March 31, 2003 and 2002:

	2003	2002
Interest paid	$667	$—
Income taxes paid	—	—
Non-cash transactions:
Accretion of discount on Series B preferred stock	4,306	5,871
Accrual of dividends on Series B preferred stock	—	147,947
Value of warrants issued in private placement to agents or advisors	683,000	—
Conversion of Series B preferred stock	9,118,450	—
Conversion of Series C preferred stock	1,049,104	—
Value of separation and non-compete agreement	1,557,625	—
Value of Refocus common stock issued to advisor	21,750	—

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	March 31, 2003	December 31, 2002
Prepaid expenses:
Prepaid insurance	$241,828	$75,005
Prepaid consulting expenses	76,668	—
Prepaid research and development costs	28,779	—
Prepaid FDA trial costs	50,000	—
Other prepaid expenses	52,541	8,728
Total	$449,816	$83,733

Other long-term assets:
Prepaid consulting expenses	$179,867	$—
Prepaid research and development costs	26,380	—
Deferred offering costs	—	194,447
Total	$206,247	$194,447

Accrued expenses:
Accrued salaries, wages and benefits	$7,786	$46,848
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	17,000	45,000
Accrual for amount due on former office lease	—	48,000
Director fees	27,500	—
Other	11,524	1,135
Total	$113,810	$190,983

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

The Company carried product liability insurance coverage with a limit of $10,000,000 in the aggregate and per occurrence.  The policy was changed to a limit of $5,000,000 in the aggregate and

$1,000,000 per occurrence effective April 1, 2003.  The change was made as a result of the assumption of manufacturing and distribution by CIBA that is anticipated under the CIBA Agreement.

The Company has been informed by a former foreign distributor of its products that they are seeking refunds on unsold products remaining in their inventory.  The Company did not sell its products with a right of return and does not believe it has any liability to repurchase these products.

NOTE 8 – OTHER RELATED PARTY TRANSACTIONS

The Company leases its Denison, Texas facility under a monthly operating lease agreement with Dr. Schachar.  Total rent expense for each of the three month periods ended March 31, 2003 and 2002 was $12,000.

The Company owed $48,000 at December 31, 2002 to a substantial holder of the Series B preferred stock for a lease that the Company abandoned due to its downsizing in late 2002.  That amount has been fully paid during the three months ended March 31, 2003.

On February 26, 2003, our Chief Executive Officer, three of our other directors and others loaned the Company $250,000 to provide working capital until the Merger Closing Date.  The annual interest rate on the loan was 12%, and the loan was due on the Merger Closing Date.  All but $25,000 of the amounts repaid were used to purchase Refocus common stock in the private placement.  Interest paid on the loans was $667.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

AND PLAN OF OPERATION

REFOCUS GROUP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2003

(dollars rounded to thousands, except per share amounts)

Overview

On March 6, 2003, Refocus Group, Inc. (“Refocus”) and Presby Corp (“Presby”) entered into a merger agreement (the “Merger Agreement”).  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into Presby, with Presby surviving as a wholly-owned subsidiary of Refocus.  In addition, on the Merger Closing Date, Refocus completed a private placement of its common stock.

All references to “Refocus”, “Presby”, “we”, “us”, “our”, or the “Company” mean Refocus or Presby separately prior to the merger and Refocus, as successor to the business of Presby, after giving effect to the merger .

Our primary business, since our incorporation in 1994, has been the research and development of a patented medical device, the PresVIEW device, and the related surgical technique, the PresVIEW procedure, that will treat presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted to international markets while we seek approval for the device in the United States from the Food and Drug Administration (the “FDA”).  We are conducting research into, and have developed, a prototype device to treat dry age related macular degeneration (“ARMD”) and are also seeking to develop, for commercial applications, a single element variable focus lens (“SEVFL”).

Extensive research and investigational surgeries were conducted on the PresVIEW device, and by 1998, we had obtained the European CE Mark and other regulatory approvals necessary to market versions of the technology in a number of international markets.  We began selectively selling the PresVIEW device and related customized surgical instruments to key surgeons in the European Union and other countries.

In the year 2000, we received approval from the FDA to conduct feasibility clinical trials of the PresVIEW procedure for the treatment of presbyopia on humans, as well as approval from Health Canada (the Canadian equivalent of the FDA) to conduct a clinical trial of the PresVIEW procedure for the treatment of ocular hypertension and primary open angle glaucoma.  In March 2002, CIBA Vision (“CIBA”) acquired the right to obtain an exclusive worldwide license to the technology and we suspended sales to new surgeons.

As a result of the CIBA agreement, and assuming CIBA maintains its exclusive rights under its license agreement, we will be generating future revenues from royalties on PresVIEW product sales by CIBA and from milestone payments CIBA is required to make under the agreement.

The Merger and Private Placement

As a result of the private placement discussed below, immediately before the merger, the holders of Presby’s Series B preferred stock and Series C preferred stock converted their shares into common stock of Presby.  At the same time, Presby completed a 2.14-to-1 reverse split resulting in 11,940,144 shares of Presby common stock outstanding including the common shares issued upon conversion of the preferred stock.  All share and per share amounts prior to the Merger Closing Date shown in this report have been adjusted to reflect the reverse split.

Each share of Presby common stock outstanding on the Merger Closing Date was converted into common stock of Refocus on a one-for-one basis.  Therefore, Refocus issued 11,940,144 shares of common stock to stockholders of Presby, representing approximately 63% of Refocus’ outstanding common stock following the merger and the funding of the initial tranche of the private placement, in exchange for 100% of the outstanding capital stock of Presby, subject to the assertion of appraisal rights by former Presby stockholders.  Following the merger, all of Refocus’ business operations are conducted through its wholly-owned subsidiary, Presby.

Since the stockholders of Presby owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the initial tranche of the private placement, this transaction was accounted for as a reverse merger whereby Presby was deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations were discontinued after the merger, there was no goodwill or other intangible that arose from the merger.

As part of the Merger Agreement, Refocus adopted the Amended and Restated 1997 Presby Stock Option Plan and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.

In connection with the merger, we completed a private placement of shares of our common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date.  We sold 2,875,000 shares of our common stock at $2 per share.  Each share of common stock issued carried a detachable warrant to purchase one-half share of our common stock at $2.50 per share.  Total warrants for 1,437,500 shares of our common stock were issued to these investors.  In addition, 12,500 shares of our common stock, warrants to purchase 1,250,000 shares of our common stock at $2.50 per share and warrants to purchase 50,000 shares of our common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, there were a total of 18,924,751 shares of our common stock, warrants to purchase a total of 2,737,500 shares of our common stock and options to purchase 719,486 shares of our common stock outstanding at the closing of the merger.

We paid certain agent and advisory fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 2,875,000 units at $2.00 per unit	$5,750,000
Amounts paid to placement agent and advisors	(577,000)
Legal and audit fees incurred	(499,000)
Expenses incurred by advisors	(148,000)
Expenses incurred by us associated with the offering	(205,000)
Payment to founders of Refocus for their stock	(25,000)
Net cash received from the offering	$4,296,000

Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with the remaining 50% to be funded at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on:

(1) the initiation of our Phase II FDA clinical trial for the treatment of presbyopia;

(2) the earlier of:

(a) approval from Health Canada to commercialize our treatment for primary open angle glaucoma and/or ocular hypertension; or

(b) the completion, after the closing of the merger, of 500 surgical procedures in Canada and/or the European Union utilizing the PresVIEW device for the treatment of primary open angle glaucoma or ocular hypertension; and

(3) the concurrent second tranche investment by CIBA of $1,250,000.

The second tranche investment commitment is secured by the shares issued in the first tranche.

In April 2003, we engaged an agent to conduct a post-closing private placement.  The post-closing private placement offering may include the sale of up to $2,500,000 of our common stock and warrants.  In the event that at least $1,000,000 is not raised within six months of the Merger Closing Date, another party has subscribed to purchase that number of shares of our common stock at $2.00 per share in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.

While we have generated substantial tax loss carryforwards in prior years, we believe these loss carryforwards will be substantially reduced as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger.  However, additional work will need to be done to determine the amount of loss carryforwards that would be available as a result of the ownership change.

Dr. Schachar’s Separation and Consulting Agreement

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and we entered into a Severance, Release and Consulting Agreement (the “Agreement”).  In accordance with the Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar will assist us for a limited time in conducting research and development on our products for the treatment of ARMD, maintenance of our patent portfolio and other matters.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000 but not more than $400,000 for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.

As security for the payment of his consulting fees, we granted Dr. Schachar a non-exclusive security interest in our patent rights relating to the ARMD device and the SEVFL.  Dr. Schachar also received an assignment of our patents for the ARMD device outside the United States, which is revocable under certain conditions.

We recorded the present value of the future payments under the agreement as a liability on the balance sheet at March 31, 2003.  We allocated the liability and the value of the ARMD patents assigned to Dr. Schachar to prepaid consulting and research and development expenses, to the non-compete agreement and to severance expense.  See Note 3 to the condensed consolidated financial statements.

See “Liquidity and Capital Resources” below for a discussion of our expected cash inflows, cash requirements and operating plan.

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

Revenue recognition – Royalty and milestone revenue are recognized when earned.  Under the agreement with CIBA, CIBA is not required to provide information with respect to the calculation of the royalty payment until 60 days after the end of each quarter.  CIBA has indicated that it will provide the necessary information on a timely basis to allow us to file quarterly statements with the U.S. Securities and Exchange Commission (the “SEC”) as required.  However, to the extent that CIBA does not provide royalty information in time for us to meet our required financial reporting deadlines, we may be required to estimate the amount of royalties earned each quarter, which may differ from the actual royalties earned when finally reported by CIBA.  The differences could be material especially in the start-up phase of sales when volumes are small and there is no history on which to base royalty earnings.

As a result of the suspension of sales of our products in 2001 while we were developing the PresVIEW Incision System and as a result of our agreement with CIBA, in which CIBA will exclusively handle our future sales and marketing, certain PresVIEW devices that were already in the hands of customers may have to be replaced.  We have encouraged these customers not to use their current devices until the PresVIEW Incision System is available and CIBA is ready to begin sales of the PresVIEW device again.  The sterility dating on packaging of the PresVIEW devices may be expired by the time they are once again prepared to perform the PresVIEW procedure.  An estimated total liability of $50,000 has been recorded for the replacement of such PresVIEW devices at their estimated manufacturing cost.  The estimate was based on the total number of PresVIEW devices sold less an estimate of the number of devices already used.  However, actual claims by customers may exceed this amount and additional charges may have to be taken.

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

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about such recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust the capitalized value by writing off all or a portion of the value of these assets.

RESULTS OF OPERATIONS

The Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues.  There were no revenues for the three months ended March 31, 2003 or March 31, 2002.  The lack of sales resulted from our suspension of sales in 2001 while we developed the PresVIEW Incision System and from our agreement with CIBA in which CIBA assumed responsibility for all marketing, production and sale of the PresVIEW devices and surgical kit.  We anticipate future revenues will be generated from royalties on product sales and from milestone payments CIBA makes under their agreement with us.  We anticipate that sales will begin later in the current fiscal year.

Cost of Sales.  There were no cost of sales for the three months ended March 31, 2003 or March 31, 2002 as there were no revenues, as discussed above.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2003, selling, general and administrative (“SG&A”) expenses were $191,000 compared to $256,000 for the same period in 2002.  SG&A expenses decreased $65,000 compared to the prior year primarily as a result of the write-off of deferred offering expenses of $128,000 in the prior year.  The write-off was the result of the cancellation of a planned private offering by Presby.  The remaining difference between the periods is an increase in other SG&A expenses of $63,000.  The increase is primarily due to costs associated with being a public company, including SEC compliance costs, director fees and public relation costs.  We expect these additional costs related to being a public company to continue to impact the comparison to the prior year through the first quarter of the next fiscal year.

Salary and Related Expenses.  For the three months ended March 31, 2003, these expenses were $1,075,000 compared to $367,000 for the three months ended March 31, 2002.  The increase was principally due to (i) the severance charge related to the separation and consulting contract for Dr. Schachar, as discussed above, of $472,000, (ii) stock-based employee compensation for options issued during the first quarter of this year of $365,000 compared to $8,000 in the prior year, and (iii) bonus payments of $74,000.  The bonus payments were primarily required to maintain our key staff during the recent period of downsizing.  The increase was partially offset by a $195,000 decrease in regular salaries and benefits.  The decrease was due to the reduction in the number of employees reflecting the downsizing that took place as a result of the CIBA Agreement that was signed in March 2002.  We were able to significantly reduce staff because CIBA assumed responsibility for the manufacturing and marketing of our PresVIEW products.  The decrease also reflects an allocation to research and development of the salaries of certain personnel in 2003.

Professional Services.  Professional service fees were $189,000 for the three months ended March 31, 2003 compared to $143,000 for the three months ended March 31, 2002.  The $46,000 increase in professional service fees related primarily to higher accounting and consulting fees associated with being a public company.  In the future, we expect public company costs related to consulting fees, legal fees and audit fees will continue to be higher than in the prior year.  Specifically, we will pay an additional $330,000 in fees over the next eleven months to advisors involved in the private placement for consulting services related to long-range financial planning and investor relations.  In addition, audit fees increased because of our required SEC filings and, with the additional requirements imposed by the SEC and FASB, these costs will continue to rise.  While total legal fees remained relatively constant between the two periods, the prior year costs related primarily to litigation expense associated with defending our patents while the current year costs related to the negotiation and drafting of Dr. Schachar’s separation and consulting agreement and to our being a public company.

Food and Drug Administration Trials:  The cost incurred for our FDA clinical trials was $7,000 for the three months ended March 31, 2003 compared to $32,000 for the three months ended March 31, 2002.  The decrease reflects our waiting to apply to start our Phase II clinical trials until we had completed refinements on the PresVIEW Incision System.  The expense in the current period reflects costs incurred in preparing for the start-up of those trials.  As a result of the funds obtained through the private placement, we now have enough liquidity to begin our FDA clinical trials in the coming months.  We expect that costs in the coming months will be materially higher than comparable periods of the prior year.  Prior to the merger and contingent on the availability of funding, we had projected spending $3,400,000 on these clinical trials over the subsequent 15 months.  We now expect that these expenses may be incurred over a longer period than we had originally anticipated.  However, the actual cost and the period over which these expenses will be incurred are subject to many variables, many of which are beyond our control.  Therefore, the actual amount that will be spent and the period of time when such funds will be needed may be materially different than this projection.

Research and Development Expense.  Research and development expense decreased $100,000 to $39,000 for the three months ended March 31, 2003 compared to $139,000 for the three months ended March 31, 2002.  The decrease was the result of incurring $180,000 less in expenses offset by a charge of $80,000 for salaries and bonus in 2003 for certain personnel devoting full time to research and development.  The bonus payment was required to maintain key staff during the recent period of downsizing.  The $180,000 decrease primarily related to the $112,000 of costs in the prior year for the production of prototypes of the PresVIEW Incision device and, in the current year, $42,000 in reimbursements by CIBA of some of those prior year expenses for the production of the prototypes.  Research and development expenses are not expected to increase materially in the near term.  However, we may spend additional amounts on research and development of the SEVFL and ARMD devices.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $151,000 for the three months ended March 31, 2003 compared to $32,000 for the three months ended March 31, 2002.  Of the $119,000 increase, amortization of patents and trademarks increased approximately

$112,000, amortization of the non-compete agreement was $16,000, and depreciation decreased approximately $9,000.  Depreciation decreased primarily due to the write-off of surplus furniture and equipment in the third quarter of 2002, due to the impairment of their value in connection with the downsizing of our operations after the CIBA agreement.  The increase in patent and trademark amortization primarily reflects the write-off of our Presby and related device trademarks of $95,000 and the increase in the patent costs capitalized since the prior year.  The amortization of the non-compete agreement began in March 2003 as a result of the capitalization of the non-compete component of the separation and consulting agreement with Dr. Schachar.

Other Income (Expense), Net.  Other expense of $7,000 for the three months ended March 31, 2003 consisted primarily of interest expense of $10,000 offset by $3,000 in interest income.  The interest expense consisted of $1,000 paid on a bridge loan received in February 2003 to fund operations until the completion of the merger and private placement and $9,000 which represents the accretion of the discount on the liability for the separation and consulting agreement with Dr. Schachar.  Other income of $6,000 for the three months ended March 31, 2002 was primarily interest income earned on cash balances held by us.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior year’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.  Future use of the loss carryforwards generated prior to the Merger Closing Date will be limited as a result of an ownership change that occurred in connection with the merger.

Preferred Dividends.  Preferred dividends and the accretion of the discount on the preferred stock were $4,000 for the three months ended March 31, 2003 compared to $154,000 for the three months ended March 31, 2002.  The decrease was due to the July 2002 agreement with the Series B preferred stockholders whereby the Series B preferred stockholders received approximately 1,199,837 additional shares of Series B preferred stock in lieu of any future dividends on their shares.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,989,000 at March 31, 2003.  This represents an increase of $3,722,000 since December 31, 2002.  The increase is the result of the $4,490,000 in funds received from the private placement.  Additions to patents and trademarks were $46,000 for the three months ended March 31, 2003 and additions to property and equipment for the same period were $10,000.  In order to fund operating expenses, we borrowed $250,000 in late February 2003 which was repaid upon the merger and the closing of the private placement.

As a result of the funds now available, we have adequate liquidity to start our Phase II FDA clinical trials in the United States.  The actual start date will depend on when CIBA and we complete refinements on the PresVIEW Incision System and arrange for a third party to conduct the trials.  We believe that the clinical trials will start before the end of 2003.  Depending on the exact start date, we will then incur significant costs associated with the trials.  While we had originally estimated that we would spend $3,400,000 over the 15 months following the private placement on these trials, the period of time will probably be extended as the trials will probably start later than we had planned.  The actual cost and the period over which these expenses will be incurred are subject to many variables, many of which are beyond our control.  Therefore, the actual amount that will be spent and the period of time when such funds will be needed may be materially different than this projection.

We are not expecting significant revenues over the next twelve months.  We expect sales of the PresVIEW device will start in Europe sometime later this year depending on the completion of refinements on the PresVIEW Incision System and the timing of CIBA’s marketing efforts.  We do not expect any significant revenue in 2003 as the re-introduction of the procedure in Europe will start with just a few physicians to monitor the success of the system.  Regardless of actual royalties earned on products sales, we are to receive a minimum royalty of $500,000 for the twelve months ending March 2004, assuming CIBA wishes to maintain its exclusive licensing rights.

While we expect to operate with just four full time employees in the near term and will keep costs as low as possible, we will be making $546,000 in payments to Dr. Schachar over the next year in connection with his separation and consulting agreement and will have severance payments of approximately $110,000 to another employee who has been recently terminated.  We will be making consulting payments to advisors involved in the private placement for long-range financial planning and investor relations of $30,000 per month through February 2004.  Other costs associated with being a public company, especially audit, legal, insurance, investment banker fees, director fees and public relation costs, will be significant, probably increasing our operating costs incrementally by at least $1,110,000 in the next year.

As discussed in the “Overview” above, we expect to receive, at a minimum, $1,000,000 in gross proceeds from the post-closing private placement within six months of the Merger Closing Date.  We also expect to receive $5,600,000 from the closing of the second tranche, if consummated, after fees and expenses.  Since the closing of the second tranche is dependent on certain milestones being met, some of which are beyond our control, we are not certain when these funds will actually be received.

Therefore, we cannot be assured that the funds received in the initial tranche of the private placement, and the minimum $1,000,000 to be received within six months from the post-closing private placement, will be adequate to complete the FDA clinical trials and pay other operating expenses until adequate revenues to cover these costs are achieved from royalty and milestone payments from CIBA.  We cannot be assured that the post-closing private placement will raise more than the minimum commitment.  We also cannot be assured that by the time we need additional funds to continue to fund the FDA trials and to meet ongoing operating expenses, that the milestones required before the second tranche is funded will have been met.  Nor can we be assured that we may not need to find additional financing and that this additional financing will be available or on terms acceptable to us.

OTHER

Recently Issued Accounting Pronouncements:  In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.   SFAS No. 13 is amended to eliminate any inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  We adopted this standard in our fiscal year beginning January 1, 2003.  There was no impact on our results of operations or financial condition as a result of the adoption of the standard.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  This standard did not have any impact on our results of operations or financial condition.

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

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-QSB contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management.  When used in this document, the words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “should”, “plan”, “potential” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Such risks and uncertainties include, among other things, those described in the “Cautionary Statements” in our Annual Report on Form 10-KSB for the year ending December 31, 2002, which should be read in conjunction with this Form 10-QSB.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

A summary of the risks and uncertainties that are discussed in our 10-KSB are listed below.  For a full discussion of each, please refer to that document.

•                  We have a history of net losses and limited revenues; we expect to continue to incur losses and we may never achieve or maintain profitability.

•                  We rely on third-party sales, marketing, manufacturing, training and customer service, which are out of our control and may have a negative effect on our business.

•                  We currently rely on single sources for surgical instruments, drive components and the PresVIEW device, and other sources may not be available or they may not properly provide products.

•                  We are dependent on our management, key personnel and consultants, and on the recruitment of additional personnel to succeed, and the loss of such personnel or consultants may damage our business.

•                  We have recently hired a new chief executive officer, and in conjunction with the merger, we have had a significant change in the board of directors and such change may be disruptive to our business.

•                  CIBA and we face various international risks that may cause an increase in costs.

•                  Due to our dependence on the PresVIEW device, failure to achieve market acceptance in a timely manner could harm our business.

•                  If we fail to keep pace with advances in our industry or fail to persuade physicians to adopt new products we introduce, customers may not buy our products and our revenues and profits may decline.

•                  We are subject to extensive government regulation that increases our costs and could prevent us from or delay us in selling our products.

•                  If we do not receive or maintain regulatory approvals of our products, we will not be able to market our products.

•                  We currently lack long-term data regarding the safety and efficacy of our products and may find that long-term data does not support our short-term clinical results.

•                  We face competition from alternative therapies and sales of our products may be less than our expectations.

•                  We may not successfully develop and launch replacements for our products that lose patent protection, which could significantly decrease our future sales and profits.

•                  Resources devoted to research and development may not yield new products that achieve commercial success and we would be dependent on the PresVIEW device for sales.

•                  Surgeon training and the ability of surgeons to routinely achieve a good surgical result for virtually all patients is important to our success.  Failure, for any reason, of surgeons to achieve good results will harm our business.

•                  We may be subject to future product liability litigation that could be expensive and may result in the inability to obtain insurance coverage.

•                  We may be subject to future claims from physicians who disagree with our return policy, and we may incur unexpected expenses to resolve the complaints.

•                  Failure of users of our products to obtain adequate reimbursement from third-party payors could limit market acceptance of our products, which could impact our sales and profits.

•                  Economic conditions and price competition may cause sales of our products used in elective surgical procedures to decline and reduce our profitability.

•                  We may be required to bring litigation to enforce our intellectual property rights, which may result in substantial expense.

•                  Our products could infringe upon the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

•                  CIBA or we may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.

•                  We will face substantial future capital requirements, which we may not be able to satisfy, and such a scenario may cause us to delay or curtail our business plan.

•                  Any acquisition that we consummate could disrupt our business and harm our financial statements.

•                  The liquidity of our common stock is affected by its limited trading market.

•                  Our common stock may be subject to regulations prescribed by the SEC relating to “penny stock”.

•                  Our common stock will likely be subject to substantial price and volume fluctuations.

•                  A significant number of our shares are eligible for sale and their sale could depress the market price of our stock.

•                  After giving effect to the merger, certain of our principal stockholders will continue to have significant voting power and may take actions that may not be in the best interest of our stockholders.

•                  We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

•                  Our certificate of incorporation and Delaware law contain certain anti-takeover provisions that may inhibit a takeover, and we may adopt other measures to discourage a takeover.

•                  We are subject to critical accounting policies and actual results could vary from our estimates.

THIS QUARTERLY REPORT ON FORM 10-QSB DOES NOT CONSTITUTE AN OFFER TO SELL OR SOLICITATION OF AN OFFER TO PURCHASE SECURITIES OF THE COMPANY. ANY OFFER OF SECURITIES MADE BY THE COMPANY OR OTHER PERSON ON BEHALF OF THE COMPANY MAY BE MADE ONLY PURSUANT TO MATERIALS AND OTHER OFFERING DOCUMENTS PREPARED BY THE COMPANY AND DELIVERED TO QUALIFIED PURCHASERS EXPRESSLY FOR USE IN CONNECTION WITH THE PRIVATE PLACEMENTS, AND ANY SUCH OFFER SHALL BE MADE IN COMPLIANCE WITH, OR PURSUANT TO AN EXEMPTION FROM, SECTION 5 OF THE SECURITIES ACT OF 1933. THE SECURITIES OFFERED WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be included in our periodic reports to the Securities and Exchange Commission.  There have been no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Transactions and Sales of Unregistered Securities

Pursuant to a merger agreement between the registrant, Refocus Group, Inc. (“Refocus”), and Presby Corp (“Presby”), at the closing on March 6, 2003, Refocus issued 11,940,144 shares of Refocus common stock to the stockholders of Presby in exchange for 100% of the outstanding capital stock of Presby, subject to the assertion of appraisal rights by former Presby stockholders.  In addition, Refocus assumed the amended and restated 1997 Stock Option Plan of Presby (the “Option Plan”) and reserved approximately 4.3 million shares of Refocus common stock for options issued and issuable under the Option Plan.  At the time of the merger, Presby had outstanding options to purchase 719,486 shares of common stock that were converted in the merger into options to purchase the same number of shares of Refocus common stock.

Prior to the merger, Refocus effected a forward-split of its common stock on the basis of approximately six shares for each share issued and outstanding.  Following the forward-split and immediately prior to the private placement described below and the merger, Refocus purchased all but 4,000 shares of Refocus common stock held by Mr. Gunter and Ms. Beam, the founders and directors of Refocus, for $25,000, resulting in Refocus having 4,097,107 shares outstanding prior to the merger and the private placement.

Concurrently with the merger, Refocus (as it existed with Presby) consummated a private placement resulting in the issuance of shares of Refocus common stock at a price per share of $2.00 with a detachable warrant to purchase one-half of a share of Refocus common stock at an exercise price per share of $2.50. The private placement is being consummated in two tranches. The first tranche closed simultaneously with the closing of the merger.  Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with 50% of their subscribed investment being funded at the closing of the first tranche and the remaining 50% being funded at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on:

(1) the initiation of Presby’s Phase II FDA clinical trial for the treatment of presbyopia;

(2) the earlier of:

(a) approval from Health Canada to commercialize Presby’s treatment for primary open angle glaucoma and/or ocular hypertension; or

(b) the completion, after the closing of the merger, of 500 surgical procedures in Canada and/or the European Union utilizing the PresVIEW device for the treatment of primary open angle glaucoma or ocular hypertension; and

(3) the concurrent second tranche investment by CIBA Vision of $1.25 million.

The gross proceeds from the private placement, including both tranches, are expected to be $11.5 million.  The $11.5 million does not include a $1.0 million contingent subscription from Verus Support Services Inc. (“Verus”) that is due within six months of March 6, 2003.  Refocus received approximately $5,172,500 for 2,875,000 shares of Refocus common stock, net of advisory, placement agent and finder fees, in the initial tranche of the private placement.  Warrants to purchase an aggregate of 1,437,500 shares of Refocus common stock were issued to these investors in the initial tranche.  An estimated $876,500 in costs for legal, audit, and other merger and private placement costs were offset against the proceeds received from the shares of Refocus common stock issued.  As consideration for advisory services provided to Refocus and Presby in connection with the merger, Refocus issued an aggregate of 12,500 shares of Refocus common stock, warrants to purchase an aggregate of 1,200,000 shares of Refocus common stock at an exercise price per share of $2.50 and warrants to purchase an aggregate of 50,000 shares of Refocus common stock at an exercise price per share of $2.00 to certain advisors.  In connection with the private placement, Refocus paid $40,000 and issued warrants to purchase an aggregate of 50,000 shares of Refocus common stock at an exercise price of $2.50 per share to Atlas Capital Services, LLC, who served as the placement agent in the private placement.

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

Additionally, in connection with the merger and the private placement, holders of approximately 91% of the outstanding stock of Presby and all holders of shares of Refocus common stock and warrants to purchase shares of Refocus common stock acquired in the private placement entered into agreements with Refocus that prohibit the stockholder from:

(1) publicly selling, contracting to sell or otherwise transferring any of the shares of Refocus common stock beneficially owned by the stockholder following the merger; or

(2) privately selling, contracting to sell or otherwise transferring (unless the proposed transferee agrees to be bound by the restrictions on transfer contained in the stockholder’s agreement with Refocus) any of the shares of Refocus common stock beneficially owned by the stockholder following the merger.

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

Shares of Presby Series B preferred stock (prior to the conversion of the Series B preferred stock into Presby common stock) prior to the merger.  These stockholders may transfer shares of Refocus common stock as follows:

(1) at a rate of three percent of the aggregate number of shares of Refocus common stock issued to the stockholder for his shares of Presby Series B preferred stock in the merger (calculated at the date of the closing of initial tranche of the private placement) per month, following the effective date of a registration statement covering those shares; and

(2) at a rate of nine percent of the aggregate number of shares of Refocus common stock issued to the stockholder for his shares of Presby Series B preferred stock in the merger (calculated at the date of the closing of the initial private placement) per month, subject to applicable securities laws, beginning six months after the effective date of a registration statement covering those shares.

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

Pursuant to the terms of the private placement, Refocus agreed to register for resale under the Securities Act of 1933 the shares of Refocus common stock and shares of Refocus common stock acquirable upon exercise of the warrants issued in the private placement no later than the earlier of:

(1) 180 days after the closing of the merger, or

(2) the earlier of:

(a) 90 days after approval for listing on the American Stock Exchange, or

(b) 180 days after approval for quotation on the Nasdaq SmallCap Market.

Additionally, as consideration for entering into the agreements restricting transfer, Refocus agreed to register for resale under the Securities Act of 1933 the shares of Refocus common stock received by holders of Presby’s common, Series B preferred and Series C preferred stock in connection with the merger at the same time as the shares of Refocus common stock issued in the private placement were registered for resale.

Refocus issued 19,136 shares of common stock upon exercise of stock options on March 13, 2003.  These shares were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such shares was undertaken without general solicitation or advertising.  The option holder, a former director of Presby Corp, represented, among other things, that he was acquiring these shares for his own account and not with a view to the resale or distribution of such shares and that any subsequent sale of such shares shall be made either pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act.  In addition, the stock certificate representing these shares stated that such shares are restricted securities under the Securities Act.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer required by Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer required by Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

During the three months ended March 31, 2003, we filed the following Current Reports on Form 8-K:

Form 8-K dated March 6, 2003 (filed on March 11, 2003) which announced the merger of a subsidiary of Refocus Group, Inc. with and into Presby Corp and the private placement of Refocus common stock.

Form 8-K dated March 6, 2003 (filed on March 12, 2003) which contained, among other things, a detailed description of the acquisition by merger of Refocus Group, Inc., the private placement consummated by the Company, the business of the Company and the Company’s board of directors, executive officers and principal stockholders following the merger.

Form 8-K/A dated March 6, 2003 (filed on March 19, 2003) which contained the audited financial statements of Presby Corp for the three fiscal years ended December 31, 2002, management’s discussion and analysis of Presby Corp’s results of operations and financial condition, and the pro forma financial information of the combined Presby and Refocus.

Form 8-K dated March 14, 2003 (filed March 19, 2003) which announced the change in the independent auditor of Refocus Group, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
May 7, 2003		Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terence A. Walts, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Refocus Group, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003

/s/ Terence A. Walts
Terence A. Walts
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Cox, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Refocus Group, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 7, 2003

/s/ Mark A. Cox
Mark A. Cox
Chief Financial Officer