Form 10QSB
period 2003-06-30
REFOCUS GROUP INC
filed 2003-08-14
CIK 1133597

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of common stock outstanding as of August 8, 2003:  18,943,887 shares.

Transitional Small Business Disclosure Format (Check one):

Yes  ☐  No  ☒

Table of Contents

Refocus Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2003	2002
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	362,617	256,153
Salary and related expenses	483,193	340,677
Professional services	566,253	154,797
Clinical trials	66,416	15,985
Research and development	55,431	38,055
Depreciation and amortization	123,718	33,691

LOSS FROM OPERATIONS	(1,657,628)	(839,358)

OTHER INCOME (EXPENSE):
Interest income	10,061	8,152
Interest expense	(40,338)	—
Other income	215	—
Total	(30,062)	8,152
NET LOSS	(1,687,690)	(831,206)

Accretion of discount on preferred stock	—	(5,870)
Accrued dividends on preferred stock	—	(149,590)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,687,690)	$(986,666)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.09)	$(0.15)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,943,887	6,450,878

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,
	2003	2002
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	553,395	511,845
Salary and related expenses	1,557,731	708,027
Professional services	755,171	298,143
Clinical trials	73,817	48,306
Research and development	94,227	176,622
Depreciation and amortization	274,345	66,051

LOSS FROM OPERATIONS	(3,308,686)	(1,808,994)

OTHER INCOME (EXPENSE):
Interest income	13,564	14,078
Interest expense	(50,330)	—
Other income (expense)	15	(325)
Total	(36,751)	13,753
NET LOSS	(3,345,437)	(1,795,241)

Accretion of discount on preferred stock	(4,306)	(11,741)
Accrued dividends on preferred stock	—	(297,537)

NET LOSS APPLICABLE TO COMMON SHARES	$(3,349,743)	$(2,104,519)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.23)	$(0.33)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	14,525,729	6,450,878

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Current Assets
Cash and cash equivalents	$2,575,881	$267,180
Accounts receivable	44,712	27,068
Prepaid expenses	429,292	83,733
Total current assets	3,049,885	377,981
Property and Equipment - net	26,057	22,595
Patent Costs and Trademarks - net	1,085,497	1,277,198
Non-Compete Agreement - net	716,039	—
Other Long-Term Assets	326,008	194,447
Total Assets	$5,203,486	$1,872,221

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$237,633	$104,194
Accrued expenses	290,945	190,983
Current portion of separation and consulting agreement (see Note 4)	373,968	—
Current portion of advance royalty payment	125,000	—
Customer deposits	23,000	23,000
Total current liabilities	1,050,546	318,177
Long-Term Liabilities
Separation and consulting agreement (see Note 4)	926,853	—
Advance royalty payment	1,875,000	2,000,000
Total long-term liabilities	2,801,853	2,000,000
Commitments and Contingencies	—	—
Redeemable Series B Preferred Stock - 4,500,000 shares of $.001 par value authorized, 4,481,396 shares issued and outstanding in 2002	—	9,114,144
Shareholders’ Equity (Deficency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding in 2003	—	—
Series C preferred stock: 65,000 shares of $.001 par value authorized, 21,614 shares issued and outstanding in 2002	—	1,049,104
Warrants for the purchase of Refocus Group, Inc. common stock	1,690,500	—
Common stock: 60,000,000 shares of $.0001 par value authorized, 18,943,887 shares issued and outstanding in 2003	1,894	—
Common stock: 30,000,000 shares of $.001 par value authorized, 6,450,878 shares issued and outstanding in 2002 – Refocus Ocular, Inc.	—	6,451
Paid-in capital	19,869,096	6,245,005
Accumulated deficit	(20,210,403)	(16,860,660)
Total shareholders’ equity (deficiency)	1,351,087	(9,560,100)
Total Liabilities and Shareholders’ Equity (Deficiency)	$5,203,486	$1,872,221

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(3,345,437)	$(1,795,241)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash items in net loss:
Depreciation and amortization	274,345	66,051
Loss on write-down of deferred offering expenses	—	128,200
Compensation component of separation and consulting agreement	472,261	—
Other non-cash charges	160,374	—
Compensation cost due to stock options granted	589,597	7,650
Cash provided (used) by working capital items:
Accounts receivable	(17,644)	142,500
Inventories	—	8,833
Prepaid expenses	(255,113)	(261,924)
Accounts payable, accrued expenses and other liabilities	92,019	(60,653)
Advance royalty	—	2,000,000
Net Cash Provided (Used) by Operating Activities	(2,029,598)	235,416

Cash Flows from Investing Activities:
Additions to property and equipment	(13,024)	(16,155)
Additions to patents and trademarks	(128,368)	(218,669)
Purchase of Refocus Group, Inc. by Refocus Ocular, Inc.	5,102	—
Net Cash Used by Investing Activities	(136,290)	(234,824)

Cash Flows from Financing Activities:
Sale of common stock	4,485,187	—
Exercise of common stock options	1,775	—
Offering expenses	(12,373)	(13,204)
Borrowings	250,000	—
Borrowings repaid	(250,000)	—
Net Cash Provided (Used) by Financing Activities	4,474,589	(13,204)

Net Increase (Decrease) in Cash and Cash Equivalents	2,308,701	(12,612)
Cash and Cash Equivalents, beginning of year	267,180	1,450,712
Cash and Cash Equivalents, end of period	$2,575,881	$1,438,100

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the Company’s assets and the satisfaction of its liabilities and commitments in the normal course of business.  However, the Company believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional debt or equity financing.  See Note 3 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The Company’s inability to obtain additional financing could have a material adverse effect on the Company.

Merger:  On March 6, 2003, Refocus Group, Inc. (“Refocus”) and Refocus Ocular, Inc. (“Ocular”), formerly known as Presby Corp (“Presby”), entered into a merger agreement (the “Merger Agreement”).  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.  In addition, on the Merger Closing Date, Refocus completed a private placement of its common stock.

Since the former stockholders of Ocular owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the private placement, this transaction was accounted for as a reverse merger whereby Ocular was deemed to be the accounting acquirer of Refocus.  Therefore, all financial information included in this report on Form 10-QSB prior to the Merger Closing Date is that of Ocular as if Ocular had been the registrant.  The financial information since the Merger Closing Date is that of Refocus and Ocular consolidated.

All references to “Refocus”, “Presby”, “Ocular”, or the “Company” mean Refocus or Ocular, as the former Presby, separately prior to the Merger Closing Date and Refocus, as successor to the business of Ocular, after giving effect to the merger .

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted to certain international markets while the Company seeks approval for the device in the United States from the Food and Drug Administration (the “FDA”).  The Company is conducting research into, and has developed, a prototype device to treat dry age related macular degeneration (“ARMD”) and is also seeking to develop, for commercial applications, a single element variable focus lens (“SEVFL”).

In the year 2000, the Company received approval from the FDA to conduct Phase I clinical trials of the PSI for the treatment of presbyopia on humans, as well as from Health Canada (the Canadian equivalent of the FDA) to conduct a clinical trial of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In 2001, we suspended sales while we developed the PresVIEW Incision System.  This system was developed to improve the consistency of outcomes of the SSP.

In March 2002, the Company executed an agreement to license its primary intellectual property and products to CIBA Vision (“CIBA”), the eye care unit of Novartis AG.  Under this agreement with CIBA (the “CIBA Agreement”), CIBA has licensed exclusive rights in international markets to the Company’s patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  Upon entering into the CIBA Agreement, CIBA paid $2,000,000 in advance royalties and had certain rights to purchase equity interests in the Company if the Company obtained certain investments from third parties.  Subject to certain conditions, CIBA must purchase equity interests in the Company to obtain exclusive license rights to the Company’s patents in the United States.  CIBA will market and sell the products worldwide at its expense, participate in the management of the FDA clinical trials and fund potential costs associated with mutually agreed upon legal protection of the related patents.  CIBA will pay the Company a percentage royalty on its net sales of all of the Company’s patented products and make certain payments on FDA-related milestones achieved by the Company.  CIBA is required to pay the Company certain minimum royalties to maintain its exclusive license rights.  After a transition period, CIBA assumed responsibility for the manufacturing of the PSI and related equipment and all associated costs.  The Company continues to own all of its patent rights and did not license to CIBA the patent rights associated with its ARMD or SEVFL technology.  In conjunction with the CIBA Agreement, the Company ceased all direct marketing of the licensed products.  CIBA intends to market the Company’s products under its own brand with reference to the Company on the packaging.

CIBA recently informed us, however, that it is seeking strategic alternatives for its Surgical Business Unit, which currently includes the sale of that unit.  The Company is highly dependent on its relationship with CIBA and any change to this relationship could have a material affect upon the Company.  See Note 10 – Subsequent Event.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of PC Lens Corp (“PCL”).  The financial statements are consolidated as a result of Ocular acquiring all the outstanding stock of PCL in August 2002.  This acquisition was accounted for as if pooled since the acquisition was of an entity under common control.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2002 which should be read in conjunction with this quarterly report.

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

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to develop and commercialize existing and new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with the Company’s dependence on CIBA for all its marketing and manufacturing; risks associated with product liability and product defects; and risks associated with general economic conditions.  See “Management’s Discussion and Analysis or Plan of Operation” below for a full discussion of these and other risks.

Intangible Assets:  Costs incurred in relation to patents and trademarks are capitalized and amortized over the life of the patent or trademark.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.

As a result of the merger with Refocus, discussed in Note 2, and the subsequent change of the name of Presby to Refocus Ocular, Inc. in April 2003 as part of a rebranding of the Company’s products that was implemented in late March 2003, the Company decided not to continue to defend or renew any of the Presby and related device trademarks.  Therefore, these trademarks had no further value to the Company, and the remaining capitalized value of these trademarks was written-off as of March 31, 2003.  The charge of $94,592 was shown in “Depreciation and amortization” in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003.

In addition, under the separation and consulting agreement with our former Chief Scientist (see Note 4), certain foreign patents related to a device for the treatment of ARMD were assigned to him.  While the assignment is revocable under certain conditions, the value of these patents, for accounting purposes, of approximately $120,355 was considered transferred to him as part of his compensation under the separation and consulting agreement and was removed from the capitalized value of our patent portfolio.

The Company also conducted a review of its SEVFL patents during the current quarter.  It is expensive to maintain and obtain foreign patents for this technology, and the Company determined that it would reduce the number of countries in which it will continue to maintain or pursue SEVFL patents.  The Company continues to pursue or maintain SEVFL patent protection in all major economic markets.  The net book value of the patents written-off on May 31, 2003 was $50,252.  This amount is shown in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003.

The following tables show the capitalized value of patents and trademarks as of June 30, 2003 and December 31, 2002, respectively.

	Costs	Amortization	Net
Patents	$1,068,469	$171,185	$897,284
Trademarks	—	—	—
PCL Patents	237,586	49,373	188,213
Balance at June 30, 2003	$1,306,055	$220,558	$1,085,497

Patents	$1,167,714	$188,981	$978,733
Trademarks	123,415	29,036	94,379
PCL Patents	250,892	46,806	204,086
Balance at December 31, 2002	$1,542,021	$264,823	$1,277,198

For the three months ended June 30, 2003 and 2002, amortization expense for trademarks and patents was $69,751 (including the SEVFL patents written-off) and $19,388, respectively.  For the six months ended June 30, 2003 and 2002, amortization expense for trademarks and patents was $199,713 (including the SEVFL patents and Presby trademarks written-off) and $37,816, respectively.  The estimated aggregate amortization expense for the remainder of the current year, based on capitalized costs at June 30, 2003, is approximately $19,167 and for each of the succeeding five fiscal years will be approximately $38,146 each year.

A portion of the costs incurred in connection with the separation and consulting agreement with our former Chief Scientist was allocated to a non-compete agreement and is being amortized over its life of 4 years on a straight-line basis.  The $716,039 capitalized value of the non-compete agreement at June 30, 2003 was net of $65,095 of accumulated amortization.  Amortization of the non-compete agreement was $48,821 and $65,095 for the three and six months ended June 30, 2003, respectively.  The estimated amortization expense for the remainder of the current year is $97,642 and for 2004 - $195,283; for 2005 - $195,284; for 2006 - $195,283; and for 2007 - $32,547.

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

CIBA has the option to make minimum royalty payments totaling $13,585,000 at the end of the second through sixth years of the CIBA Agreement if it wishes to maintain its rights to an exclusive license.  The Company will earn a minimum royalty of $500,000 during the twelve months ending in March 2004 under the CIBA Agreement.  If the Company does not earn aggregate royalties from product sales of at least the minimum royalty by March 2004, then CIBA is required to pay the shortfall in order to maintain its exclusive license.  Therefore, the Company has not accrued any portion of the minimum royalty as it will be earned only as products are sold during the period and, if the earned royalties have not totaled $500,000 by the end of the period, then the remainder will be earned in March 2004 if CIBA elects to pay the shortfall to maintain its exclusive license.

In March 2002, the Company received $2,000,000 in advance royalties that have been deferred.  This amount will be deducted from the Company’s future royalties receivable at the rate of $125,000 per quarter starting in the second quarter of 2004.

In addition, CIBA has agreed to pay the Company additional amounts of up to $4,000,000 in conjunction with the achievement of certain FDA-related milestones.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the separation and consulting agreement with our former Chief Scientist, a portion of that contract has been designated as prepaid consulting expenses for research and development of the ARMD device.  The total prepaid expense at the contract date was $57,557, which is being amortized over two years.  The remaining balance included in current and long-term assets is $47,965 at June 30, 2003.

Stock-Based Compensation:  In January 2002, the Company elected to adopt the fair value based method of accounting for stock-based compensation as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.   The Company elected to report the change in accounting principle using the modified prospective method as outlined in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under this method, the stock-based employee compensation expense recognized for the three and six months ended June 30, 2003 and 2002 is the same as that which would have been recognized had the fair value based recognition provisions of SFAS No. 123 been used to account for all employee awards granted, modified or settled after December 31, 1994.

For options issued during the six months ended June 30, 2003 and 2002, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the six months ended June 30, 2003 was approximately $1.14 per share and during the six months ended June 30, 2002 was approximately $0.51 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2003	2002
Expected dividend yield	0.00%	0.00%
Expected volatility	60.50%	69.80%
Risk-free interest rate	2.91%	4.88%
Expected option lives	6 years	10 years

As a result of adopting SFAS No. 123 in 2002 using the modified prospective method under the provisions of SFAS No. 148, the net loss for the three and six months ended June 30, 2003 and 2002 are not different from the net loss that would have been recognized had SFAS No. 123 been adopted at its inception.  The Company recognized stock-based employee compensation expense of $224,631 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $589,597 and $7,650 for the six months ended June 30, 2003 and 2002, respectively.

Loss per share:  The net loss applicable to common shares was used in the calculation of earnings per share for both basic and diluted loss per share.  There was no adjustment to the calculation of diluted loss per share for dividends accrued on the shares of Series B convertible preferred stock outstanding as they were anti-dilutive.

The weighted average number of common shares outstanding for calculation of both basic and diluted earnings per share was also the same.  Options to purchase 1,190,350 shares of common stock and warrants to purchase 3,137,500 shares of common stock in 2003, and options to purchase 196,932 shares of common stock in 2002, were not included in the computation of diluted earnings per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Reclassifications:  Certain previously reported amounts have been reclassified to conform to current year presentations.

Deferred Offering Expenses:  The Company has deferred certain costs associated with common stock offerings until the offers are completed and the deferred expenses are offset against the proceeds received from the offerings.  The balance of deferred offering expenses outstanding at December 31, 2001 was written-off during the quarter ended March 31, 2002 as a result of the cancellation of the offering.  Deferred offering expenses at December 31, 2002, related to the merger transaction and private placement discussed in Note 2, were offset against the proceeds of that offering.  There are $142,373 of deferred offering expenses at June 30, 2003 related to a private placement currently being undertaken (including $130,000 related to the value of warrants issued to the placement agent, see Note 2).

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB.  This statement is effective for most contracts entered into or modified, and for most hedging relationships designated, after June 30, 2003.  Because the Company does not have any derivative instruments or hedging relationships, this standard is not expected to have any impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that many instruments formerly classified as equity will be classified as liabilities.  The statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  It also does not affect the classification or measurement of convertible bonds or other outstanding shares that are conditionally redeemable.  Generally, these liabilities should initially be measured at fair value.  The statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, shall be effective at the first interim period beginning after June 15, 2003.  Restatement of financial statements issued for earlier periods is not permitted.  The Company’s mandatorily redeemable preferred stock was exchanged for common stock in March 2003 and, therefore, this statement does not change the prior accounting for that preferred stock.  The Company does not currently have any instruments affected by this statement and, therefore, the standard will not have any impact on the Company’s results of operations or financial condition.

NOTE 2 – MERGER OF REFOCUS OCULAR, INC. AND REFOCUS GROUP, INC.

As a result of the private placement discussed below and immediately before the merger, the holders of Ocular’s Series B preferred stock and Series C preferred stock converted their shares into common stock of Ocular.  At the same time, Ocular completed a 2.14-to-1 reverse split, resulting in 11,940,144 shares of Ocular common stock outstanding, including the common shares issued upon conversion of the preferred stock.  All share and per share amounts prior to the Merger Closing Date shown in this report have been adjusted to reflect the reverse split.

Refocus was organized in November 2000 as VeryBestoftheInternet.com, Inc. (“VeryBest”).  VeryBest was an internet website ranking service.  In February 2003, VeryBest reincorporated in Delaware and changed its name to Refocus Group, Inc.  Prior to the merger in March 2003, Refocus effected a forward split of its common stock on the basis of approximately six shares for each share issued and outstanding and also determined to change its business operations.  Following the forward-split and immediately prior to the private placement and merger, the founders of Refocus sold substantially all of their shares back to the Company in exchange for $25,000.  The amount paid for these shares has been deducted from paid-in capital.  As a result, immediately before the merger, Refocus had 4,097,107 shares of common stock outstanding.

Each share of Ocular common stock outstanding on the Merger Closing Date was converted into common stock of Refocus on a one-for-one basis.  Therefore, Refocus issued 11,940,144 shares of common stock to stockholders of Ocular, representing approximately 63% of Refocus’ outstanding common stock following the merger and the funding of the initial tranche of the private placement, in exchange for 100% of the outstanding capital stock of Ocular.  Following the merger, all of Refocus’ business operations are conducted through its wholly-owned subsidiary, Ocular.

Since the stockholders of Ocular owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the initial tranche of the private placement, this transaction was accounted for as a reverse merger, whereby Ocular was deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations were discontinued after the merger, there was no goodwill or other intangible that arose from the merger.

The assets and liabilities assumed from Refocus on the Merger Closing Date are as follows:

Cash	$5,102
Website technology	2,000
Accounts payable	(6,734)
Net credit to stockholders’ equity	$368

The Company sold the website technology to another company associated with the founders of VeryBest in exchange for the forgiveness of $1,800 in debt due them and took a $200 charge for the remaining balance of the website technology, which is included in “Other expense” in the condensed consolidated statement of operations for the six months ended June 30, 2003.

As part of the Merger Agreement, Refocus assumed the Amended and Restated Presby Corp 1997 Stock Option Plan, and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.  Ocular had stock options outstanding to acquire 719,486 shares of common stock at the Merger Closing Date.  The exercise price of the assumed options has also been adjusted to reflect the 2.14-to-1 reverse split prior to the merger.  See Note 6.

In connection with the merger, Refocus completed a private placement of shares of its common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date and consisted of 2,875,000 units at $2 per unit.  Each unit was comprised of a share of Refocus common stock and a detachable warrant to purchase one-half share of Refocus common stock at $2.50 per share.  As a result, the investors in the first tranche of the private placement were issued 2,875,000 shares of Refocus common stock and warrants to purchase 1,437,500 shares of Refocus common stock.  In addition, 12,500 shares of Refocus common stock, warrants to purchase 1,250,000 shares of Refocus common stock at $2.50 per share and warrants to purchase 50,000 shares of Refocus common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, immediately following the closing of the merger, there were a total of 18,924,751 shares of Refocus common stock, warrants to purchase a total of 2,737,500 shares of Refocus common stock and options to purchase 719,486 shares of Refocus common stock outstanding.

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

The Company paid certain agent and advisory fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 2,875,000 units at $2.00 per unit	$5,750,000
Amounts paid to placement agent and advisors	(577,500)
Legal and audit fees incurred	(584,664)
Expenses incurred by advisors	(147,500)
Expenses incurred by the Company	(124,596)
Payment to founders of VeryBest for their stock	(25,000)
Cash received from the offering	$4,290,740

Investors who participated in the first tranche of the private placement were required to irrevocably commit to the second tranche, with the remaining 50% of the funds from the private placement to be paid at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on:

(1) the initiation of the Company’s Phase II FDA clinical trial for the treatment of presbyopia;

(2) the earlier of:

(a) approval from Health Canada to commercialize the Company’s treatment for primary open angle glaucoma and/or ocular hypertension; or

(b) the completion, after the closing of the merger, of 500 surgical procedures in Canada and/or the European Union utilizing the PSI for the treatment of primary open angle glaucoma or ocular hypertension; and

(3) the concurrent second tranche investment by CIBA of $1,250,000.

The second tranche investment commitment is secured by the shares issued in the first tranche.   Under a lock-up arrangement, these investors may sell up to 9% of the shares they acquired in the first tranche each month upon the earlier of the effective date of a registration statement or the first anniversary of the closing in March 2004.  To the extent that these investors sell shares acquired in the first tranche, the Company’s security interest in these shares will decrease.

Upon the closing of the second tranche, an additional 2,875,000 shares of common stock with warrants attached for the purchase of 1,437,500 shares of common stock at $2.50 per share are expected to be issued for proceeds of approximately $5,650,000, net of agent and advisor fees and before offering expenses.  In addition, 12,500 shares of Refocus common stock are expected to be issued to advisors involved in the private placement.  See “Note 3 – Going Concern” and  “Management’s Discussion and Analysis or Plan of Operation” below for a discussion of the impact of a significant delay in the funding of the second tranche that may result from the June 2003 denial of our application by Health Canada for the commercialization of our treatment for primary open angle glaucoma and ocular hypertension.  Also, see “Note 10 – Subsequent Event” for a discussion of the potential sale of the Surgical Business Unit of CIBA.  The potential sale could affect the timing of the start of the FDA clinical trials or efforts in regard to Health Canada approval and thus the timing of the closing of the second tranche.

As part of the subscription agreement signed by the investors in the private placement, the Company is required to file a registration statement with the SEC within 180 days of the Merger Closing Date.  The Company has committed to have the registration statement declared effective by the SEC by November 1, 2003 and to maintain the effectiveness of such registration statement, subject to certain exceptions, through the first anniversary of the Merger Closing Date.  If the Company fails to meet the November 1, 2003 date or maintain the effectiveness of the registration statement through March 6, 2004, and if the second tranche has closed, then the Company will be obligated to issue additional shares of common stock to these investors as penalty payments.  The maximum amount of these penalty payments would be 215,625 shares.  However, as a result of a significant delay that is expected to occur in the closing of the second tranche of the private placement, as discussed above, the penalty shares that these investors might otherwise be entitled to receive are not expected to be issued even if the Company does not satisfy such registration deadlines.

In April 2003, Refocus engaged an agent to conduct a post-closing private placement.  The post-closing private placement offering may include the sale at $2.00 per unit of up to $4,000,000.  Each unit consists of a share of Refocus common stock and a detachable warrant to purchase one-half share of Refocus common stock at $2.50 per share.  The agent will receive 5% of the gross proceeds up to $2,500,000 and 10% of the proceeds in excess of that amount.  The agent will also receive warrants to purchase Refocus common stock at $2.50 per share at the rate of 5% of shares issued up to 1,250,000 shares and 10% for shares issued in excess of that amount.   The actual number of shares and warrants to be issued will depend on the amount actually raised by the offering.

In the event that at least $1,000,000 is not raised within six months of the Merger Closing Date in the post-closing private placement, another party has subscribed to purchase enough units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  If no funds are received from the post-closing private placement and the other party is required to fund the entire $1,000,000, 500,000 shares of Refocus common stock with attached warrants to purchase 250,000 shares of Refocus common stock would be issued.

Additional warrants to purchase 200,000 shares of common stock at $2.50 per share were issued to the agent involved in the post-closing private placement in May 2003.  The warrants were valued at $130,000 using the Black-Scholes option-pricing model with an expected life of approximately 1.8 years, an expected volatility rate of 60% , a 1.31% risk-free interest rate and that no dividends would be paid.  The value of the warrants will be deducted from the proceeds of the offering when finalized and are currently carried in “Deferred offering expenses” (see Note 7).

While the Company has generated substantial tax loss carryforwards in prior years, management of the Company believes that these loss carryforwards have been substantially reduced as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger.  However, additional work will need to be done to determine the amount of loss carryforwards that would be available as a result of the ownership change.

In addition to fees and warrants received by advisors involved in the private placement in March 2003, the Company signed one-year consulting agreements with two of the advisors to provide certain services related to long-range financial planning and investor relations.  Each of the firms will be paid $180,000 plus expenses over a period of twelve months for their services.

The following tables present the unaudited pro forma results of operations for the six months ended June 30, 2003 and for the three and six months ended June 30, 2002, assuming that the merger had occurred on January 1 of each year (in thousands, except per share amounts):

	For the six months ended June 30, 2003
	As Reported	Pro Forma
Revenues	$—	$—
Loss from operations	(3,309)	(3,575)
Net loss	(3,345)	(3,611)
Net loss applicable to common shares	(3,350)	(3,611)
Net loss per share – basic and diluted	$(0.23)	$(0.19)
Average number of common shares outstanding – basic and diluted	14,526	18,936

No pro forma information is provided for the results of operations for the three months ended June 30, 2003, as they already reflect the effect of the merger for the entire period.

	For the three and six months ended June 30, 2002
	As Reported		Pro Forma
	Three Months	Six Months	Three Months	Six Months
Revenues	$—	$—	$—	$—
Loss from operations	(839)	(1,809)	(1,253)	(2,643)
Net loss	(831)	(1,795)	(1,245)	(2,630)
Net loss applicable to common shares	(987)	(2,105)	(1,245)	(2,630)
Net loss per share – basic and diluted	$(0.15)	$(0.33)	$(0.07)	$(0.14)
Average number of common shares outstanding – basic and diluted	6,451	6,451	18,925	18,925

The difference in the net loss for the Company as reported and the pro forma net loss is the result of the following:

•                  The net loss of Refocus from January 1, 2003 to the Merger Closing Date was $5,903. The net loss of Refocus was $5,126 for the three months ended June 30, 2002 and was $16,418 for the six months ended June 30, 2002.  Refocus prior to the merger had no revenues and had no provision for income taxes in any of these periods.

•                  It was assumed that there would be no accrual of dividends or accretion of discount on the Series B preferred stock of Ocular as the Series B preferred stock would be converted to common stock as part of the merger and private placement as actually occurred on the Merger Closing Date.

•                  There would be additional expenses for legal, audit, public relations and other expenses related to being a public company.  The Company estimates that an additional $260,000 would have been spent prior to the Merger Closing Date during the six months ended June 30, 2003.  The Company estimates approximately $409,000 and $818,000 would have been spent for the three and six months ended June 30, 2002, respectively.

NOTE 3 – GOING CONCERN

The denial in June 2003 by Health Canada of the Company’s application for the commercialization of its treatment for primary open angle glaucoma and/or ocular hypertension will delay one of the contingencies for funding the second tranche of the private placement (see Note 2).  Management is uncertain at this time as to when the Company may receive Health Canada’s approval.  Therefore, the funds to be received on the closing of the second tranche may be significantly delayed, or may never be received if approval is delayed indefinitely.  The alternate contingency of completing 500 surgical procedures in Canada and/or the European Union for primary open angle glaucoma and/or ocular hypertension is also not imminent.  CIBA’s initial marketing plan in Europe focuses on the treatment of presbyopia and not primary open angle glaucoma or ocular hypertension.  This delay in the closing of the second tranche will deny the Company vitally needed funds.

Additionally, the possible sale by CIBA of its Surgical Business Unit (see Note 10) could affect the start of FDA trials, which is also a contingency for the closing of the second tranche.  There are other potential costs and delays from the possible sale that could impact our liquidity, further limiting our ability to obtain necessary financing for our operations.

Specifically, management of the Company believes that existing funds on hand are adequate only to continue operations until January 2004, if the Company continues its planned spending on FDA clinical trials.  The Company is seeking additional debt and/or equity financing including a post-closing private placement (see Note 2) to continue its operations beyond that point.  If the Company receives only the minimum committed subscription of $1,000,000 in the post-closing private placement, those funds would support the continuation of operations for an additional two to three months.  Therefore, management of the Company cannot conclude, based on information available to it currently, that there are adequate cash resources and expected funds to be received that will allow the Company to operate for the next twelve months.

Until the Company is able to determine (i) when the contingencies for the closing of the second tranche can be satisfied, or (ii) how much, or whether, additional funds can be raised in the post-closing private placement, the Company cannot be sure of the amount and timing of additional financing that might be available from these sources.  The Company may need to find other debt or equity financing besides these sources to fund its operations for the next twelve months.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and, ultimately, to attain successful operations.

There can be no assurances that additional financing can be obtained on reasonable terms or at all.  The Company may also seek a merger partner or the sale of assets of the Company if additional financing is not available.  The Company’s inability to obtain additional financing could have a material adverse effect on the Company.

NOTE 4 – SEPARATION AND CONSULTING AGREEMENT

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and the Company entered into a Severance, Release and Consulting Agreement (the “Agreement”).  In accordance with the Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  The Company agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with the Company during that time.  Dr. Schachar will assist the Company in conducting research and development on its products for the treatment of ARMD for the initial two years of the Agreement and will assist in maintenance of its patent portfolio and other matters for the entire term of the Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000 but not more than $400,000 for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is to receive a $500 per month supplemental payment for the first 48 full months of the agreement.

As security for the payment of his consulting fees, the Company granted Dr. Schachar a non-exclusive security interest in its patent rights relating to the ARMD device and the SEVFL.  Dr. Schachar also received an assignment of the Company’s patents for the ARMD device outside the United States, which is revocable under certain conditions.  The capitalized value of these assigned patents was approximately $120,355.

The Company calculated the present value of the future cash payments for the $1,750,000 base payment under the Agreement plus $24,000 in supplemental payments under the Agreement to be $1,437,270.  The present value calculation assumed a 12% interest rate and payments of $400,000 per year in the third and fourth years so that all payments would have been made at the end of four years.

Therefore, the total cost of the Agreement to the Company is the present value of future cash payments plus the $120,355 capitalized value of the ARMD patents assigned to Dr. Schachar, or

$1,557,625.  These payments have been allocated to prepaid consulting payments related to our outstanding patents, to prepaid research and development consulting for the treatment of ARMD, to a non-compete agreement and, finally, to severance costs as follows:

Amount allocated to:
Non-compete agreement	$781,134
Consulting over term of the Agreement	246,673
Research and development for the treatment of ARMD	57,557
Severance	472,261
Total cost of Agreement	$1,557,625

The amount allocated to the non-compete agreement and prepaid consulting will be expensed over four years.  The amount allocated to research and development will be expensed over two years.  Therefore, for the three and six months ended June 30, 2003, there were charges totaling $111,770 and $617,168, respectively, in connection with this Agreement.

NOTE 5 – PREFERRED AND COMMON STOCK

Ocular had designated 4,500,000 shares of $.001 par value preferred stock as Series B and 65,000 shares of $.001 par value preferred stock as Series C.  At the Merger Closing Date, there were 4,481,396 shares of Series B preferred stock and 21,614 shares of Series C preferred stock outstanding.  The Series B preferred stock was converted into 5,277,164 shares of Ocular common stock (after the 2.14-to-1 reverse split).  The Series C preferred stock was converted into 212,102 shares of Ocular common stock (after the 2.14-to-1 reverse split).  Therefore, with the 6,450,878 shares of Ocular common stock outstanding prior to the conversion of the preferred stock and after the 2.14-to-1 reverse split, there were a total of 11,940,144 shares outstanding at the Merger Closing Date (see Note 2).

After the merger, the Company has 60,000,000 shares of $.0001 par value common stock and 10,000,000 shares of $.0001 par value preferred stock authorized.  There are no shares of preferred stock issued or outstanding.  The number of shares of the Company’s common stock outstanding after the merger and after the private placement was 18,924,751.  In addition, 19,136 shares were issued upon exercise of stock options in March 2003 resulting in a total of 18,943,887 shares outstanding at June 30, 2003.

In connection with a consulting contract with an investment banker, in addition to the monthly retainer, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at $2.50 per share in May 2003.  The Company estimated the value of this warrant to be $130,000, using the Black-Scholes option-pricing model.  The value of the warrant was charged to expense as a consulting fee.

All of the $2.50 warrants issued in the private placement, to the agent for the post-closing private placement and in connection with the consulting contract expire March 6, 2006.  The $2.00 warrants issued in the private placement expire March 6, 2008.

The Company has reserved 3,087,500 shares of common stock for outstanding warrants exercisable at $2.50 per share and 50,000 shares of common stock for outstanding warrants exercisable at $2.00 per share.  The Company has also reserved 4,242,715 shares of common stock for grant or issuance under the Amended and Restated Stock Option Plan discussed below.

NOTE 6 – STOCK OPTIONS

On February 25, 2003, Ocular’s Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  Shareholders of Ocular approved the Plan on March 4, 2003.  Refocus assumed this Plan on the Merger Closing Date.  The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees, directors and independent contractors of the Company.  The exercise price for each incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of the grant  (unless the optionee owns greater than 10% of the total combined voting power of all classes of capital stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant).  Unless otherwise determined by the Board, incentive and non-qualified stock options granted under the Plan have a maximum duration of ten and fifteen years, respectively.  The vesting periods for these options vary but are generally for periods of three years or less.

The total number of shares of common stock available for new grants under the Plan after March 4, 2003, is 4,100,000 shares.  There were options to purchase 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 3,052,365 shares of common stock are available for grant under the Plan at June 30, 2003.

In March 2003 after the Plan was amended and restated, the Company granted options to purchase 557,635 shares of common stock pursuant to the employment and option contracts with our Chief Executive Officer.  These options were contingent on the closing of the merger.  The option contract also requires the Company to issue options to purchase up to an additional 22,959 shares of common stock if the post-closing private placement (see Note 2) exceeds $1,000,000 in gross proceeds.  At the first board meeting after the merger, the Company issued additional options to purchase 490,000 shares of common stock to directors and officers.  See Note 1 for the total compensation expense and weighted average factors used to calculate that expense.

The following table summarizes the information with respect to stock options for the six months ended June 30, 2003 and 2002:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	161,851	$0.104	189,922	$0.098
Granted	1,067,635	$1.986	7,010	$0.193
Exercised	(19,136)	$0.093	—	—
Canceled or expired	(20,000)	$1.980	—	—
Outstanding at June 30	1,190,350	$1.761	196,932	$0.102

Exercisable at June 30	259,968		178,240

The following table summarizes information for options outstanding and exercisable at June 30, 2003:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.093-$0.193	142,715	4.6 years	$0.105	142,715	$0.105
$ 1.98 - $2.31	1,047,635	5.9 years	$1.986	117,253	$1.980
	1,190,350	5.7 years	$1.761	259,968	$0.951

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the six months ended June 30, 2003 and 2002:

	2003	2002
Interest paid	$667	$—
Income taxes paid	—	—
Non-cash transactions:
Accretion of discount on Series B preferred stock	4,306	11,741
Accrual of dividends on Series B preferred stock	—	297,537
Value of warrants issued in private placement to agents or advisors	683,000	—
Conversion of Series B preferred stock	9,118,450	—
Conversion of Series C preferred stock	1,049,104	—
Value of separation and non-compete agreement	1,557,625	—
Value of warrant issued to investment banker	130,000	—
Value of warrant issued to agent in post-closing private placement	130,000	—
Value of Refocus common stock issued to advisor	21,750	—

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	June 30, 2003	December 31, 2002
Prepaid expenses:
Prepaid insurance	$220,875	$79,022
Prepaid consulting expenses	91,668	—
Prepaid research and development costs	28,779	—
Prepaid FDA trial costs	85,786	—
Other prepaid expenses	2,184	4,711
Total	$429,292	$83,733

Other long-term assets:
Prepaid consulting expenses	$164,449	$—
Prepaid research and development costs	19,186	—
Deferred offering expenses	142,373	194,447
Total	$326,008	$194,447

Accrued expenses:
Accrued salaries, wages and benefits	$116,729	$46,848
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	29,500	45,000
Accrual for amount due on former office lease	—	48,000
Director fees	64,500	—
Other	30,216	1,135
Total	$290,945	$190,983

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

The Company carried product liability insurance coverage with a limit of $10,000,000 in the aggregate and per occurrence.  The policy was changed to a limit of $5,000,000 in the aggregate and $1,000,000 per occurrence effective April 1, 2003.  The change was made as a result of the assumption of manufacturing and distribution by CIBA under the CIBA Agreement.

The Company has been informed by former foreign distributors of its products that they are seeking refunds on unsold products remaining in their inventory.  The Company did not sell its products with a right of return and does not believe it has any liability to repurchase these products.

Certain physicians may have purchased surgical kits in anticipation of taking part in the FDA trials.  As a result of the CIBA Agreement, CIBA will be selecting those physicians who actually participate.  The physicians were aware that the product was not yet approved for use in the United States, and the surgical kits were not sold with a right of refund.  Several of these physicians have requested a refund or have informed the Company that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Currently, the Company is unable to determine the amount of liability, if any, to these physicians.

A supplier had indicated to Ocular that it believed it had a firm order for 150 surgical instruments which the Company disputed.  The Company has settled this claim for $15,000.

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

The Company leases its Denison, Texas facility under a monthly operating lease agreement with Dr. Schachar.  Total rent expense for the three and six month periods ended June 30, 2003 was $12,000 and $24,000, respectively.  Total rent expense for the three and six month periods ended June 30, 2002 was $12,000 and $24,000, respectively.

The Company owed $48,000 at December 31, 2002 to a substantial holder of the Series B preferred stock for a lease that the Company abandoned due to its downsizing in late 2002.  That amount was fully paid during the three months ended March 31, 2003.

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

NOTE 10 – SUBSEQUENT EVENT

In August 2003, an investment banker hired by CIBA distributed a confidential information memorandum soliciting bids to acquire CIBA’s Surgical Business Unit (“Surgical”).  The sale of Surgical would likely include the assignment and assumption of contractual obligations of Surgical, including the CIBA Agreement, and the transfer of Surgical employees to the purchaser.  Surgical generally performs many of the obligations under the CIBA Agreement through personnel within Surgical, including manufacturing, sales, regulatory issues and technical matters.  The Company, however, has the right to approve any assignment of the CIBA Agreement.  Although CIBA does have the right to sub-license the CIBA Agreement, subject to the Company’s approval, which may not be unreasonably withheld, any sub-license to a third party must be on the same terms and conditions as the original license.  Since CIBA’s effort to sell Surgical has just commenced, it is too early to determine what effect, if any, the sale of Surgical will have on the Company.

While the process of the potential sale of Surgical is going forward, the Company expects, and has been advised by CIBA, that CIBA will continue to operate in good faith under the CIBA Agreement and that the preparation for the FDA trials and European Union sales in this fiscal year will continue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

REFOCUS GROUP AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2003

(dollars rounded to thousands, except per share amounts)

Overview

On March 6, 2003, Refocus Group, Inc. (“Refocus”) and Refocus Ocular, Inc. (“Ocular”), formerly known as Presby Corp (“Presby”), entered into a merger agreement (the “Merger Agreement”).  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.  In addition, on the Merger Closing Date, Refocus completed a private placement of its common stock.

All references to “Refocus”, “Presby”, “Ocular”, “we”, “us”, “our”, or the “Company” mean Refocus or Ocular, as the former Presby, separately prior to the Merger Closing Date and Refocus, as successor to the business of Ocular, after giving effect to the merger .

Our primary business, since our incorporation in 1994, has been the research and development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted to certain international markets while we seek approval for the device in the United States from the Food and Drug Administration (the “FDA”).  We are conducting research into, and have developed, a prototype device to treat dry age related macular degeneration (“ARMD”) and are also seeking to develop, for commercial applications, a single element variable focus lens (“SEVFL”).

Extensive research and investigational surgeries were conducted on the PSI, and by 1998, we had obtained the European CE Mark and other regulatory approvals necessary to market versions of the technology in a number of international markets.  We began selectively selling the PSI and related customized surgical instruments to key surgeons in the European Union and other countries.

In the year 2000, we received approval from the FDA to conduct feasibility clinical trials of the PSI for the treatment of presbyopia on humans, as well as approval from Health Canada (the Canadian equivalent of the FDA) to conduct a clinical trial of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In 2001, we suspended sales of the PSI while we developed the PresVIEW Incision System.  This system was developed to improve the consistency of outcomes of the SSP.  In March 2002, CIBA Vision (“CIBA”) acquired the right to obtain an exclusive worldwide license to the technology and assumed responsibility for marketing and distribution of the PSI.

As a result of the CIBA agreement, and assuming CIBA maintains its exclusive rights under its license agreement, our primary source of future revenues will be royalties on PresVIEW product sales by CIBA and from FDA- related milestone payments CIBA is required to make under the agreement.

CIBA recently informed us that it is seeking strategic alternatives for its Surgical Business Unit (“Surgical”).  In August 2003, an investment banker hired by CIBA distributed a confidential information memorandum soliciting bids to acquire Surgical.  The sale of Surgical would likely include the assumption of contractual obligations of Surgical, including our agreement with CIBA, and the transfer of Surgical employees to the purchaser.  Surgical generally performs many of the obligations under our agreement with CIBA through personnel within Surgical, including manufacturing, sales, regulatory issues and technical matters.  We, however, have the right to approve any assignment of our agreement with CIBA.  Although CIBA has the right to sub-license our agreement, subject ot our approval, which may not be unreasonably withheld, any sub-license to a third party must be on the same terms and conditions as the original license.  Since CIBA’s effort to sell Surgical has just commenced, it is too early to determine what effect, if any, the sale will have on us.

While the process of the potential sale of Surgical is going forward, we expect, and have been advised by CIBA, that they will continue to operate in good faith under our agreement with them and that the preparation for the FDA trials and European Union sales in this fiscal year will continue.

In addition, you should be aware that we may not be able to continue as a going concern over the next twelve months if additional funding is not obtained.  See the discussion in “Liquidity and Capital Resources” below as well as Note 3 to the condensed consolidated financial statements.

The Merger and Private Placement

As a result of the private placement discussed below and immediately before the merger, the holders of Ocular’s Series B preferred stock and Series C preferred stock converted their shares into common stock of Ocular.  At the same time, Ocular completed a 2.14-to-1 reverse split resulting in 11,940,144 shares of Ocular common stock outstanding including the shares of common stock issued upon conversion of the preferred stock.  All share and per share amounts prior to the Merger Closing Date shown in this report have been adjusted to reflect the reverse split.

Each share of Ocular common stock outstanding on the Merger Closing Date was converted into common stock of Refocus on a one-for-one basis.  Therefore, Refocus issued 11,940,144 shares of common stock to stockholders of Ocular, representing approximately 63% of Refocus’ outstanding common stock following the merger and the funding of the initial tranche of the private placement, in exchange for 100% of the outstanding capital stock of Ocular.  Following the merger, all of Refocus’ business operations are conducted through its wholly-owned subsidiary, Ocular.

Since the stockholders of Ocular owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the initial tranche of the private placement, this transaction was accounted for as a reverse merger, whereby Ocular was deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations were discontinued after the merger, there was no goodwill or other intangible that arose from the merger.

As part of the Merger Agreement, Refocus assumed the Amended and Restated Presby Corp 1997 Stock Option Plan and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.

In connection with the merger, we completed a private placement of shares of our common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date and consisted of 2,875,000 units at $2 per unit.  Each unit was comprised of a share of our common stock and a detachable warrant to purchase one-half share of our common stock at $2.50 per share.  As a result, the investors in the first tranche of the private placement were issued 2,875,000 shares of our common stock and warrants to purchase 1,437,500 shares of our common stock.  In addition, 12,500 shares of our common stock, warrants to purchase 1,250,000 shares of our common stock at $2.50 per share and warrants to purchase 50,000 shares of our common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, immediately following the closing of the merger, there were a total of 18,924,751 shares of our common stock, warrants to purchase a total of 2,737,500 shares of our common stock and options to purchase 719,486 shares of our common stock outstanding.

We paid certain agent and advisory fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 2,875,000 units at $2.00 per unit	$5,750,000
Amounts paid to placement agent and advisors	(577,000)
Legal and audit fees incurred	(585,000)
Expenses incurred by advisors	(147,000)
Expenses incurred by us associated with the offering	(125,000)
Payment to founders of Refocus for their stock	(25,000)
Net cash received from the offering	$4,291,000

Investors who participated in the first tranche were required to irrevocably commit to the second tranche, with the remaining 50% of the funds from the private placement to be paid at the closing of the second tranche. The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on:

(1) the initiation of our Phase II FDA clinical trial for the treatment of presbyopia;

(2) the earlier of:

(a) approval from Health Canada to commercialize our treatment for primary open angle glaucoma and/or ocular hypertension; or

(b) the completion, after the closing of the merger, of 500 surgical procedures in Canada and/or the European Union utilizing the PSI for the treatment of primary open angle glaucoma or ocular hypertension; and

(3) the concurrent second tranche investment by CIBA of $1,250,000.

The second tranche investment commitment is secured by the shares issued in the first tranche.  Under a lock-up arrangement, these investors may sell up to 9% of the shares they acquired in the first tranche each month upon the earlier of the effective date of a registration statement or the first anniversary of the closing in March 2004.  To the extent that these investors sell shares acquired in the first tranche, our security interest in these shares will decrease.

In December 2002, we, along with CIBA, submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  On June 13, 2003, Health Canada informed us that it had determined that the sample size submitted in our application was insufficient for approval, and denied the application.  We intend to work closely with Health Canada to eventually obtain its approval.

However, this denial of our application could substantially delay one of the contingencies for funding the second tranche.  We are uncertain at this time as to when we may receive Health Canada’s approval.  Therefore, the funds to be received on the closing of the second tranche of the private placement may be significantly delayed, or may never be received if approval is delayed indefinitely.  The alternate contingency of completing 500 surgical procedures in Canada and/or the European Union for primary open angle glaucoma and/or ocular hypertension is also not imminent.  CIBA’s initial marketing plan in Europe focuses on the treatment of presbyopia and not ocular hypertension and primary open angle glaucoma.  Therefore, it is possible that approval by Health Canada or completion of the 500 surgeries will not occur before we require funds to continue our operations (see “Liquidity and Capital Resources” below).

As part of the subscription agreement signed by the investors in the private placement, we are required to file a registration statement with the SEC within 180 days of the Merger Closing Date or September 2, 2003.  We have committed to have the registration statement declared effective by the SEC by November 1, 2003 and to maintain the effectiveness of such registration statement, subject to certain exceptions, through the first anniversary of the Merger Closing Date.  If we fail to meet the November 1, 2003 date or maintain the effectiveness of the registration statement through March 6, 2004, and if the second tranche has closed, then we will be obligated to issue additional shares of common stock to these investors as penalty payments.  The maximum amount of these penalty payments would be 215,625 shares.

However, as a result of a significant delay that is expected to occur in the closing of the second tranche of the private placement, as discussed above, the penalty shares that these investors might otherwise be entitled to receive are not expected to be issued even if the Company does not satisfy such registration deadlines.

In April 2003, we engaged an agent to conduct a post-closing private placement.  The post-closing private placement offering may include the sale at $2.00 per unit of up to $4,000,000.  Each unit consists of a share of our common stock and a warrant for one-half share of our common stock at $2.50 per share.  In the event that at least $1,000,000 is not raised within six months of the Merger Closing Date, another party has subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.

While we have generated substantial tax loss carryforwards in prior years, we believe these loss carryforwards have been substantially reduced as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger.  However, additional work will need to be done to determine the amount of loss carryforwards that would be available as a result of the ownership change.

Dr. Schachar’s Separation and Consulting Agreement

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and we entered into a Severance, Release and Consulting Agreement (the “Agreement”).  In accordance with the Agreement, Dr. Schachar resigned as an officer, director and employee of ours at the Merger Closing Date.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar will assist us in conducting research and development on our products for the treatment of ARMD for the initial two years of the Agreement and will assist in maintenance of our patent portfolio and other matters for the entire term of the Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000 but not more than $400,000 for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.

As security for the payment of his consulting fees, we granted Dr. Schachar a non-exclusive security interest in our patent rights relating to the ARMD device and the SEVFL.  Dr. Schachar also received an assignment of our patents for the ARMD device outside the United States, which is revocable under certain conditions.

We recorded the present value of the future payments under the agreement as a liability on the balance sheet at March 31, 2003.  We allocated the liability and the value of the ARMD patents assigned to Dr. Schachar to prepaid consulting and research and development expenses, to the non-compete agreement and to severance expense.  See Note 4 to the condensed consolidated financial statements.

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

Revenue recognition – Royalty and milestone revenue are recognized when earned.  Under the agreement with CIBA, CIBA is not required to provide information with respect to the calculation of the royalty payment until 60 days after the end of each quarter.  CIBA has indicated that it will provide the necessary information on a timely basis to allow us to file quarterly statements with the U.S. Securities and Exchange Commission (the “SEC”) as required.  However, to the extent that CIBA does not provide royalty information in time for us to meet our required financial reporting deadlines, we may be required to estimate the amount of royalties earned each quarter, which may differ from the actual royalties earned, when finally reported by CIBA.  The differences could be material, especially in the start-up phase of sales when volumes are small and there is no history on which to base royalty earnings.

As a result of the suspension of sales of our products in 2001, while we were developing the PresVIEW Incision System, and as a result of our agreement with CIBA, in which CIBA will exclusively handle our future sales and marketing, certain PSI’s already in the hands of customers may have to be replaced.  We have encouraged these customers not to use the PSI until the PresVIEW Incision System is available and CIBA is ready to begin sales of the PSI again.  The sterility dating on packaging of the PSI may be expired by the time they are once again prepared to perform the SSP.  An estimated total liability of $50,000 has been recorded for the replacement of such PSI’s at our historical manufacturing cost.  The estimate was based on the total number of PSI’s that were sold less an estimate of the number already used.  In order to provide replacement PSI’s to former customers, we will have to purchase PSI’s from CIBA since we no longer manufacture the PSI, which cost may be higher than our historical cost.  Therefore, actual claims by customers may exceed, and/or the cost of replacing the PSI’s may be higher than, our estimates and additional charges may have to be taken.

In addition, certain physicians may have purchased surgical kits in anticipation of taking part in the FDA trials.  As a result of the agreement with CIBA, CIBA will be selecting those physicians who actually participate.  The physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of refund.  Several of these physicians have requested a refund or have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Currently, we are unable to determine the amount of liability, if any, to these physicians.

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

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about such recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust the capitalized value by writing off all or a portion of the value of these assets.  The PCL patents for the SEVFL have a carrying value of $188,000, and the patents for ARMD have a carrying value of $27,000.  Since these patents involve new technologies that have not been proven, there is presently no way to measure whether these costs are recoverable.  We believe that these technologies can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop these technologies or these technologies cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

RESULTS OF OPERATIONS

The Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Revenues.  There were no revenues for the three or six months ended June 30, 2003 or June 30, 2002.  The lack of sales resulted (i) from our suspension of sales in 2001 while we developed the

PresVIEW Incision System and (ii) from our agreement with CIBA, in which CIBA assumed responsibility for all marketing and sales of the PSI and related surgical instruments.  We anticipate future revenues will be generated from royalties on product sales and from milestone payments CIBA makes under their agreement with us.  We anticipate that CIBA will begin sales later in the current fiscal year; however, such sales are not expected to be significant.

Cost of Sales.  There were no cost of sales for the three and six months ended June 30, 2003 or June 30, 2002 as there were no revenues, as discussed above.  Since future revenues will be generated from royalties and milestone payments, we expect that cost of sales in the future related to these revenues, if any, will be immaterial.

Selling, General and Administrative Expenses.  For the three months ended June 30, 2003, selling, general and administrative (“SG&A”) expenses were $363,000 compared to $256,000 for the three months ended June 30, 2002, an increase of $107,000.  Public relations and other costs associated with being a public company were $211,000 greater than in the prior year.  This increase was partially offset by a decrease in costs associated with a private placement in the prior year of $50,000 and a decrease in other SG&A expenses of $54,000.

For the six months ended June 30, 2003, SG&A expenses were $553,000 compared to $512,000 for the same period in 2002, an increase of $41,000 compared to the prior year.  Public relations and other costs associated with being a public company were $273,000 greater than in the prior year.  This increase was partially offset by a decrease in costs associated with a private placement in the prior year of $182,000 and a decrease in other SG&A expenses of $50,000.

Public relations and other costs associated with being a public company increased as a result of our merger with Refocus in March 2003.  The costs associated with a private placement that were incurred in the prior year were the result of the cancellation of a planned private offering by Ocular in 2002.  The decrease in other SG&A expenses primarily reflects the reductions that took place after the CIBA Agreement in March 2002.  We reduced staffing, operating and marketing expenses after the CIBA Agreement since CIBA had assumed marketing responsibilities from us.  We expect additional costs related to being a public company to continue to negatively impact the comparison to the prior year through the first quarter of the next fiscal year.

Salary and Related Expenses.  For the three months ended June 30, 2003, these expenses were $483,000 compared to $341,000 for the three months ended June 30, 2002.  The increase of $142,000 was principally due to (i) a severance charge related to employee terminations of $123,000 and (ii) stock-based employee compensation for options of $225,000.  The increases were offset by a $206,000 decrease in salaries and related employee expenses.

For the six months ended June 30, 2003, these expenses were $1,558,000 compared to $708,000 for the six months ended June 30, 2002.  The increase of $850,000 was principally due to (i) a severance charge of $595,000 related to employee terminations including Dr. Schachar’s Agreement, as described above, (ii) bonus payments of $103,000 and (iii) stock-based employee compensation for options of $582,000.  The increases were offset by a $430,000 decrease in salaries and related employee expenses.

We do not anticipate any additional severance expense for the remainder of the current fiscal year.  The bonus payments were primarily required to maintain our key staff during the recent period of downsizing.  The stock-based compensation expense increased significantly primarily due to options issued to officers and directors in connection with our merger into a public company.  The decrease in salaries and related expenses was due to the reduction in the number of employees reflecting the downsizing that took place as a result of the CIBA Agreement that was signed in March 2002.  We were able to significantly reduce staff because CIBA assumed responsibility for the marketing of our PresVIEW products.  The decrease also reflects an allocation to research and development of $10,000 and $89,000 for the three and six months ended June 30, 2003, respectively, of salaries of certain personnel in 2003 involved full-time in research and development work.

Professional Services.  Professional service fees were $566,000 for the three months ended June 30, 2003 compared to $155,000 for the three months ended June 30, 2002.  The $411,000 increase in professional service fees related primarily to higher auditing fees of $15,000, higher consulting fees of $365,000 and higher legal fees of $31,000.

For the six months ended June 30, 2003, professional service fees were $755,000 compared to $298,000 for the six months ended June 30, 2002, an increase of $457,000.  The increase was the result of $32,000 in higher auditing fees, $398,000 in higher consulting fees and an increase of $27,000 in legal fees.

Higher auditing fees are associated with being a public company.  Higher consulting fees are almost entirely related to investment advisors and bankers hired in connection with being a public company.  In the future, we expect public company costs related to consulting fees and audit fees will continue to be higher than in the prior year.  Specifically, we will pay at least an additional $340,000 in fees over the next eight months to investment advisors and bankers for consulting services related to long-range financial planning and investor relations.  In addition, audit fees increased because of our required SEC filings and, with the additional requirements imposed by the SEC and other accounting and auditing rule-making bodies, these costs will continue to rise.  While total legal fees remained relatively constant between the two periods, the prior year costs related primarily to litigation expense associated with defending our patents while the current year costs related primarily to the negotiation and drafting of Dr. Schachar’s Agreement and to our being a public company.  Future costs related to defending our patents will be primarily funded by CIBA and will reduce future royalty payments, if the result of the litigation is not a full recovery of the litigation costs.  Legal costs related to our being a public company will continue to be significant over the next few months.

Clinical Trials:  The cost incurred for our FDA and other clinical trials was $66,000 for the three months ended June 30, 2003 compared to $16,000 for the three months ended June 30, 2002.  The increase consisted primarily of $37,000 in increased consulting fees and a $15,000 increase in salaries.  The increase in consulting fees primarily relates to our contract with Promedica International (“Promedica”) who will be managing our Phase II FDA trials when they begin and has already started preliminary work for those trials.  The increase in salaries reflects our hiring a full time director of clinical affairs to oversee the trials working with Promedica, CIBA and the physicians performing the clinical surgeries.   Expenses have increased in the current year because we did not seek approval to start our Phase II clinical trials in 2002 while we completed refinements on the PresVIEW Incision System.

Clinical trial costs were $74,000 for the six months ended June 30, 2003 compared to $48,000 for the six months ended June 30, 2002.  While consulting fees were $29,000 higher than in the prior year, primarily as a result of the Promedica contract, and salaries were $15,000 higher as explained above, other expenses, primarily equipment and supplies purchased in 2002 in anticipation of beginning clinical trials in the prior year, decreased approximately $18,000.

As a result of the funds obtained through the private placement, we now have enough liquidity to begin our Phase II FDA clinical trials in the coming months assuming FDA approval.  We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we ramp up these clinical trials.  Contingent on the availability of funding, we had projected spending approximately $725,000 on these clinical trials by the end of the fiscal year.  However, the actual cost is subject to many variables, many of which are beyond our control.  Therefore, the actual amount that will be spent and when such funds will be needed may be materially different than this projection.  As a result of the delay in funding of the second tranche as explained above, and even with any funds that might be raised in the post-closing private placement, we currently do not have adequate resources to complete the FDA trials in the United States.  Additional funding beyond the funds targeted to be raised in the post-closing private placement will be needed to complete the FDA clinical trials.

Research and Development Expense.  Research and development expense increased $17,000 to $55,000 for the three months ended June 30, 2003 compared to $38,000 for the three months ended June 30, 3002.  The increase was the result of salaries of $10,000, additional consulting expenses of $9,000 and a $15,000 settlement partially offset by $17,000 in decreased expenditures, primarily equipment and supplies.  The salary expense was the result of the allocations of salaries for employees who were working full time in this area during 2003.  These employees were terminated during the quarter.  Consulting expenses increased primarily as a result of the amortization of prepaid consulting services supplied by Dr. Schachar as part of his Agreement discussed above.  The settlement for $15,000 was with a former supplier of prototypes of the PresVIEW incision device and involved a dispute over future orders.

Research and development expense decreased $83,000 to $94,000 for the six months ended June 30, 2003 compared to $177,000 for the six months ended June 30, 2002.  The decrease was the result of incurring $172,000 less in expenses offset by a charge of $89,000 for salaries and bonus in 2003 for certain personnel devoting full time to research and development.  The $172,000 decrease primarily related to $123,000 of costs in the prior year for the production of prototypes of the PresVIEW Incision device and, in the current year, $25,000 in reimbursements by CIBA of some of those prior year expenses for the production of the prototypes.  There was an additional decrease of $39,000 in other expenses, primarily equipment and supplies, partially offset by the $15,000 settlement discussed above.  The increase in salaries was the result of the allocation of salaries for employees who were working full time in this area in 2003.  These employees were terminated during the quarter.

Research and development expenses are not expected to increase materially in the near term.  Most of our future research and development will be done by Dr. Schachar as part of his Agreement.   However, we may spend additional amounts on research and development of the SEVFL and ARMD devices if adequate funding is available.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $124,000 for the three months ended June 30, 2003 compared to $34,000 for the three months ended June 30, 2002.  Of the $90,000 increase, amortization of patents and trademarks increased approximately $50,000, amortization of the non-compete agreement was $49,000, and depreciation decreased approximately $9,000.

Depreciation and amortization expense was $274,000 for the six months ended June 30, 2003 compared to $66,000 for the six months ended June 30, 2002.  Of the $208,000 increase, amortization of patents and trademarks increased approximately $162,000, amortization of the non-compete agreement was $65,000, and depreciation decreased approximately $19,000.

The increase in patent and trademark amortization primarily reflects the $50,000 write-off of certain of our foreign SEVFL patents in May 2003, the write-off of the Presby and related device trademarks of $95,000 in March 2003 and the increase in the patent costs capitalized since the prior year.  The amortization of the non-compete agreement began in March 2003 as a result of the capitalization of the non-compete component of Dr. Schachar’s Agreement.  Depreciation decreased for both periods primarily due to the write-off of surplus furniture and equipment in the third quarter of 2002, due to the impairment of their value in connection with the downsizing of our operations after the CIBA agreement.

Other Income (Expense), Net.  Other expense of $30,000 for the three months ended June 30, 2003 consisted primarily of interest expense of $40,000 offset by $10,000 in interest income earned on our cash balances.  The interest expense represents the accretion of discount on the liability for Dr. Schachar’s Agreement.  Other income of $8,000 for the three months ended June 30, 2002 was primarily interest income earned on cash balances held by us.

Other expense of $37,000 for the six months ended June 30, 2003 consisted primarily of interest expense of $50,000 offset by $13,000 in interest income on our cash balances.  The interest expense consisted of $1,000 paid on a bridge loan received in February 2003 to fund operations until the completion of the merger and private placement and $49,000 which represents the accretion of discount on the liability for Dr. Schachar’s Agreement.  Other income of $14,000 for the six months ended June 30, 2002 was primarily interest income earned on cash balances held by us.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior year’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.  Future use of the loss carryforwards generated prior to the Merger Closing Date will be limited as a result of an ownership change that occurred in connection with the merger.

Preferred Dividends.  Preferred dividends and the accretion of the discount on the preferred stock were $4,000 for the six months ended June 30, 2003.  Preferred dividends and accretion of discount were $155,000 for the three months and $309,000 for the six months ended June 30, 2002, respectively.  The decrease from 2002 to 2003 was due to the July 2002 agreement with the Series B preferred stockholders whereby the Series B preferred stockholders received approximately 1,199,837 additional shares of Series B preferred stock in lieu of any future dividends on their shares and the subsequent conversion of the Series B preferred stock to common in conjunction with the merger in March 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,576,000 at June 30, 2003.  This represents an increase of $2,309,000 since December 31, 2002.  The increase is the result of the $4,485,000 in funds received from the private placement.  Additions to patents and trademarks were $128,000 for the six months ended June 30, 2003, and additions to property and equipment for the same period were $13,000.  In order to fund operating expenses until the Merger Closing Date, we borrowed $250,000 in late February 2003, of which a majority was converted into our common stock at the closing of the private placement.  We paid interest of approximately $1,000 on this loan at the closing of the private placement.

From the funds received from the private placement, we now have available liquidity to start our Phase II FDA clinical trials in the United States assuming FDA approval.  The actual start date will depend on the completion of refinements on the PresVIEW Incision System, the timing of FDA approval, which could be delayed from its expected start date by the potential sale of Surgical by CIBA, and other factors.  We have already retained Promedica to assist in the management of the clinical trials.  We believe that the clinical trials will start before the end of 2003.  Depending on the exact start date, we will then incur significant costs associated with the trials.  While we have estimated that we would spend approximately $725,000 over the remainder of the year on these trials, subject to available funding, the actual costs to be incurred are subject to many variables, some of which are beyond our control.  Therefore, the actual amount that will be spent and when such funds will be needed may be materially different than this projection.  As a result of the delay in funding of the second tranche as explained above, and even with any funds that might be raised in the post-closing private placement, we currently do not have adequate resources to complete the FDA trials.  Additional funding beyond the amounts targeted to be raised in the post-closing private placement will be needed to complete the FDA clinical trials.

Even if the funding from the post-closing private placement exceeds the minimum amount, the potential sale of Surgical does not affect us, the second tranche funding is received, royalty payments related to international sales by CIBA are received, additional royalty payments based on minimums under our agreement with CIBA are received,  and we receive an additional investment from CIBA when we start Phase III FDA trials, there is no guarantee that we will have enough funds to complete the FDA approval of the PSI for treating presbyopia, ocular hypertension and primary open angle glaucoma because of the uncertainties involved in obtaining regulatory approvals.  The preclinical and clinical testing process to obtain FDA approval is costly and time consuming.  There can be no assurance of the time and amount of testing that will be required to obtain FDA marketing approval, and, therefore, the FDA approval may require more funds than we will have available.

We expect sales of the PSI will start in Europe sometime later this year subject to the completion of refinements on the PresVIEW Incision System, the timing of CIBA’s marketing efforts and the impact, if any, of the potential sale of Surgical.  We do not expect any significant revenue in 2003 as the re-

introduction of the procedure in Europe will start with just a few physicians to monitor the success of the system.  Regardless of actual royalties earned on products sales, we are to receive a minimum royalty of $500,000 in the summer of 2004 for the twelve months ended March 2004, assuming CIBA wishes to maintain its exclusive licensing rights.

As noted above in the “Overview”, we have been advised by CIBA that while the process of the potential sale of Surgical is going forward, they will continue to operate in good faith under our agreement and that the preparation for the FDA trials and European Union sales in this fiscal year will continue.

While we expect to operate with just four full time employees in the near term and will keep costs as low as possible, we will be making $508,000 in payments to Dr. Schachar over the next year in connection with his separation and consulting agreement and will have future severance payments of approximately $98,000 to another employee who has been recently terminated.  We will be making consulting payments to investment advisors and bankers for long-range financial planning and investor relations of $55,000 per month through October 2003 and $30,000 per month through February 2004.  Other costs associated with being a public company, especially audit, legal, insurance, director fees and public relation costs, will be significant, probably increasing our operating costs incrementally by at least $655,000 in the next year.

As discussed in the “Overview” above, we expect to receive, at a minimum, $1,000,000 in gross proceeds from the post-closing private placement within six months of the Merger Closing Date.  We also had expected to receive approximately $5,600,000 from the closing of the second tranche, when consummated, after fees and expenses.  As discussed above, the closing of the second tranche was dependent on certain milestones being met, one of which was the approval by Health Canada of commercial sales of the PSI for the treatment for primary open angle glaucoma and/or ocular hypertension.  Since our application was rejected by Health Canada in June 2003, we are not certain when these funds will actually be received.  In fact, these funds may never be received if approval is delayed indefinitely.  The potential sale of Surgical could affect the timing of the start of the FDA clinical trials or efforts in regard to Health Canada approval and, thus, the timing of the closing of the second tranche.  The withholding of the second tranche funding is significant for us since it delays the receipt of vitally needed funds.  Without the funds from the second tranche, and before receiving any funds from the post-closing private placement, we project that we have enough funds to operate only until January 2004 if we carry on with our FDA trials at our current projected level.  Receiving the minimum guaranteed amount under the post-closing private placement will only fund operations for approximately two or three months at current operating levels.  Therefore, by March 2004 or sooner, we may need to find additional financing if the second tranche has not funded.  Whether additional funds will be available and on what terms is unknown.

Therefore, we believe that the funds received in the initial tranche of the private placement, and the minimum $1,000,000 to be received from the post-closing private placement, will not be adequate to fund the completion of the FDA clinical trials and pay other operating expenses until adequate revenues to cover these costs are achieved from royalty and milestone payments from CIBA.  We cannot be assured that the post-closing private placement will raise more than the minimum commitment or that the subscriber will satisfy its obligation to fund the minimum commitment.  We also cannot be assured that by the time we need additional funds to continue to fund the FDA trials and to meet ongoing operating expenses, that the milestones required before the second tranche is funded will have been met.  Nor can we be assured that we may not need to find additional financing to sustain operations until we complete the FDA trials and that this additional financing will be available or on terms acceptable to us.  We cannot conclude, based on information available to us currently, that we have adequate cash resources and expected funds to be received which will allow us to continue as a going concern for the next twelve months.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB.  This statement is effective for most contracts entered into or modified, and for most hedging relationships designated, after June 30, 2003.  Because the Company does not have any derivative instruments or hedging relationships, this standard is not expected to have any impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that many instruments formerly classified as equity will be classified as liabilities.  The statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  It also does not affect the classification or measurement of convertible bonds or other outstanding shares that are conditionally redeemable.  Generally, these liabilities should initially be measured at fair value.  The statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, shall be effective at the first interim period beginning after June 15, 2003.  Restatement of financial statements issued for earlier periods is not permitted.  Our mandatorily redeemable preferred stock was exchanged for common stock in March 2003 and, therefore, this statement does not change the prior accounting for that preferred stock.  We do not currently have any instruments affected by this statement and, therefore, the standard will not have any impact on our results of operations or financial condition.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-QSB contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management.  When used in this document, the words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “should”, “plan”, “potential” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Such risks and uncertainties include, among other things, those described in the “Cautionary Statements” in our Annual Report on Form 10-KSB for the year ending December 31, 2002, which should be read in conjunction with this Form 10-QSB.  In addition, certain additional disclosures about risks and uncertainties that have arisen or changed since year end are described below.  Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

•                  We currently rely on single sources for surgical instruments, drive components and the PSI, and other sources may not be available or they may not properly provide products.

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

•                  Due to our dependence on the PSI, failure to achieve market acceptance in a timely manner could harm our business.

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

•                  Resources devoted to research and development may not yield new products that achieve commercial success and we would be dependent on the PSI for sales.

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

In addition to the above risks that were discussed in our Form 10-KSB for the year ended December 31, 2002, the following are additional disclosures about risks that management believes may have a material affect on our results of operations or financial condition:

We are currently dependent on our strategic partner, CIBA.  The strategic alternatives that CIBA is seeking for its Surgical Business Unit, including the sale of this business unit, could have a material adverse affect on our business.  In August 2003, an investment bank hired by CIBA distributed a confidential information memorandum soliciting bids to acquire Surgical.  The sale of Surgical would likely include the assignment and assumption of contractual obligations of Surgical, including our agreement with CIBA, and the transfer of Surgical employees to the purchaser.  We do, however, possess the right to approve any assignment of our agreement with CIBA.

We are dependent on CIBA for the commercialization of our products, part of our future capital needs and other license obligations, many of which are performed by Surgical.  We cannot be assured that we will be successful in maintaining our existing collaborative relationship with CIBA or, in the event that Surgical is sold, establishing a collaborative relationship that is beneficial to us with the purchaser of that business.  Accordingly, our future success depends on the performance by CIBA or the purchaser of Surgical under the license agreement and our ability to maintain our collaborative relationship with CIBA or to establish a collaborative relationship with the purchaser of Surgical.

We have limited experience in dealing with the specific regulations that must be met to sell our medical devices in certain international markets.  CIBA has assumed responsibility for obtaining and maintaining regulatory approvals outside the United States. As a result, we rely solely on CIBA to obtain approval from Health Canada and other international regulatory bodies to sell our medical devices outside the United States. We have no control over and must rely on CIBA’s advice and actions regarding these international regulatory approvals. The failure to obtain the necessary regulatory approvals on a timely basis may have a material adverse effect on our business, financial condition and results of operations.

We have closed our manufacturing operations and have not maintained them to meet CE mark specifications as we have transitioned that function to CIBA.  If we were to have to restart our manufacturing operations and meet CE mark requirements, it would be difficult and would involve a major commitment of funds and a significant delay in any distribution of our products.

We are required to file a registration statement.  As part of the private placement in March 2003, we are required to file a registration statement with the SEC by September 2, 2003 for the common stock issued in the March 2003 private placement as well as the common stock reserved for issuance upon the exercise of the warrants issued in the private placement.  We are subject to penalty payments of additional shares of our common stock if the registration statement is not declared effective by November 1, 2003, or if we do not maintain the effectiveness of such registration statement through the first anniversary of the Merger Closing Date, but only if the second tranche of the private placement has closed.  The maximum amount of these penalty payments would be 215,625 shares.  While we expect a significant delay in the closing of the second tranche of the private placement as explained above, and therefore, do not expect any of the penalty shares to be issued, if we were required to issue any of these penalty shares, the investment of other stockholders who did not receive these shares would be diluted.

In addition to the shares issued in the private placement, we have also agreed to register the shares of former Ocular stockholders who signed lock-up agreements in the same registration statement.  While we are making every effort to have the registration statement declared effective on a timely basis, we cannot control if or when the SEC will declare the registration statement effective.  The stockholders who anticipated that they would be able to sell their stock by November 2003 may not be able to do so and could hold us responsible if we do not make reasonable efforts to obtain the effectiveness of the registration statement by that date.

We may be unable to obtain all of the funding from the second tranche of the private placement due to the loss of our security interest in the shares of our common stock issued in the first tranche of the private placement.  Investors who participated in the first tranche of the private placement were required to irrevocably commit to the second tranche.  The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on certain events.  The second tranche investment commitment is secured by the shares issued in the first tranche.  Under a lock-up arrangement, these investors may sell up to 9% of the shares they acquired in the first tranche each month upon the earlier of the effective date of a registration statement or the first anniversary of the closing in March 2004.

To the extent that these investors sell their shares acquired in the first tranche in accordance with their lock-up agreements, our security interest in these shares will decrease.  If the events required before the second tranche will close are significantly delayed, at the time the second tranche actually closes, most or all of the secured interest in the shares issued in the first tranche may no longer exist.  Consequently, if the market price of our shares is then below $2.00 per share, certain of these investors who are obligated to invest in the second tranche may decide not to fund their commitment, and we would no longer have the shares issued in the first tranche as security for their commitment.

We have a classified board of directors.  Our board of directors is divided into three classes.  Directors in each class are elected for terms of three years.  As a result, the ability of stockholders to effect a change in control of us through the election of new directors is limited by the inability of stockholders to elect a majority of our board of directors at any particular meeting.

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

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating, processing, recording and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be disclosed by the Company in reports that it files or submits under the Exchange Act.  There have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 5, 2003, the registrant issued warrants to purchase 400,000 shares of common stock of Refocus at $2.50 per share that expire March 6, 2006.  These warrants were issued in consideration for advisory services to be provided to Refocus.  The warrants and the stock underlying the warrants are not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Agreements representing these warrants contain a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as transactions not constituting a public offering of securities.  These warrants were issued in privately negotiated transactions without general solicitation or advertising with companies that were sophisticated and had access to any information they might have required or requested.  They also had every opportunity to verify information, to obtain additional information and to ask questions of Refocus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its annual meeting on May 29, 2003.  The stockholders were asked to vote on the following matters:  election of directors, approval of an amendment to the certificate of incorporation to implement a classified board of directors and ratification of Deloitte & Touche as our independent auditors.  No other matters were submitted at the meeting.

Election of Directors:

The following directors were elected for a term which expires at the annual meeting in 2004:

	Number of shares voted
	For	Withheld
Peter C. Hobbins, Ph.D.	10,826,694	2,527,970
Grady E. Schleier	10,826,694	2,527,970

The following directors were elected for a term which expires at the annual meeting in 2005:

	Number of shares voted
	For	Withheld
Glen Bradley, Ph.D.	10,826,694	2,527,970
Abbey J. Butler	10,826,694	2,527,970
David A. Williams	10,826,694	2,527,970

The following directors were elected for a term which expires at the annual meeting in 2006:

	Number of shares voted
	For	Withheld
Melvyn J. Estrin	10,826,694	2,527,970
Robin G. Terrell	10,826,694	2,527,970
Terence A. Walts	10,826,694	2,527,970

Approval of the Amendment to the Certificate of Incorporation:

The amendment to our certificate of incorporation to implement a classified board of directors was approved.  The number of votes cast for the adoption of the amendment constituted a majority of the shares of our common stock outstanding.  The votes for, against or abstaining were as follows:

Number of Shares Voted
For	Against	Abstain
9,864,886	2,528,070	25,013

There were a total of 937,727 broker nonvotes.

Ratification of Independent Auditors:

The ratification of Deloitte & Touch LLP as our independent auditors was approved.  The number of votes cast for ratification constituted a majority of the votes cast at the annual meeting.  The votes for, against or abstaining were as follows:

Number of Shares Voted
For	Against	Abstain
13,340,315	0	15,331

ITEM 5.  OTHER INFORMATION

On May 30, 2003, Mr. Robin Terrell resigned from our board of directors.  Dr. Richard Keates was appointed by the remaining directors to fill the vacancy.  Dr. Keates will serve until the earlier of the annual meeting in 2006 or the time that CIBA exercises their right under the license agreement to designate one of our directors.  Dr. Keates also serves as our medical director as a retained consultant, as CIBA Vision Surgical division’s medical advisor and as a professor of ophthalmology at New York Medical College.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)           Reports on Form 8-K

During the three months ended June 30, 2003, we filed the following Current Report on Form 8-K:

Form 8-K dated May 8, 2003 (filed on May 14, 2003) that included the May 8, 2003 press release announcing our result of operations for the quarterly period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
August 14, 2003		Mark A. Cox Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)