Form 10QSB
period 2003-09-30
REFOCUS GROUP INC
filed 2003-11-14
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

214-368-0200
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Number of shares of common stock, par value $.0001 per share, outstanding as of November 10, 2003:  18,943,887 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Table of Contents

Refocus Group, Inc.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2003	2002
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	474,593	332,187
Salary and related expenses	127,034	219,794
Stock-based compensation	136,305	—
Professional services	341,764	107,552
Clinical trials	102,335	14,247
Research and development	7,324	(19,878)
Depreciation and amortization	227,761	31,868

LOSS FROM OPERATIONS	(1,417,116)	(685,770)

OTHER INCOME (EXPENSE):
Interest income	6,856	4,594
Interest expense	(37,348)	—
Total	(30,492)	4,594
NET LOSS	(1,447,608)	(681,176)

Accretion of discount on preferred stock	—	(5,870)
Accrued dividends on preferred stock	—	(2,479,525)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,447,608)	$(3,166,571)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.08)	$(0.49)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,943,887	6,450,878

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,
	2003	2002
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	1,027,988	844,032
Salary and related expenses	1,095,168	920,171
Stock-based compensation	725,902	7,650
Professional services	1,096,935	405,695
Clinical trials	176,152	62,553
Research and development	101,551	156,744
Depreciation and amortization	502,106	97,919

LOSS FROM OPERATIONS	(4,725,802)	(2,494,764)

OTHER INCOME (EXPENSE):
Interest income	20,420	18,672
Interest expense	(87,678)	—
Other income (expense)	15	(325)
Total	(67,243)	18,347
NET LOSS	(4,793,045)	(2,476,417)

Accretion of discount on preferred stock	(4,306)	(17,611)
Accrued dividends on preferred stock	—	(2,777,062)

NET LOSS APPLICABLE TO COMMON SHARES	$(4,797,351)	$(5,271,090)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.30)	$(0.82)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,014,632	6,450,878

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Current Assets
Cash and cash equivalents	$1,795,026	$267,180
Accounts receivable	24	27,068
Prepaid expenses	315,523	83,733
Total current assets	2,110,573	377,981
Property and Equipment - net	17,566	22,595
Patent Costs and Trademarks - net	971,606	1,277,198
Non-Compete Agreement - net	667,218	—
Other Long-Term Assets	161,023	194,447
Total Assets	$3,927,986	$1,872,221

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$347,712	$104,194
Accrued expenses	317,648	190,983
Current portion of separation and consulting agreement (see Note 4)	347,423	—
Current portion of advance royalty payment	250,000	—
Customer deposits	23,000	23,000
Total current liabilities	1,285,783	318,177
Long-Term Liabilities
Separation and consulting agreement (see Note 4)	852,419	—
Advance royalty payment	1,750,000	2,000,000
Total long-term liabilities	2,602,419	2,000,000
Commitments and Contingencies	—	—
Redeemable Series B Preferred Stock - 4,500,000 shares of $.001 par value authorized, 4,481,396 shares issued and outstanding in 2002 - Refocus Ocular, Inc.	—	9,114,144
Shareholders’ Equity (Deficiency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding in 2003	—	—
Series C preferred stock: 65,000 shares of $.001 par value authorized, 21,614 shares issued and outstanding in 2002 - Refocus Ocular, Inc.	—	1,049,104
Warrants for the purchase of Refocus Group, Inc. common stock	1,690,500	—
Common stock: 60,000,000 shares of $.0001 par value authorized, 18,943,887 shares issued and outstanding in 2003	1,894	—
Common stock: 30,000,000 shares of $.001 par value authorized, 6,450,878 shares issued and outstanding in 2002 - Refocus Ocular, Inc.	—	6,451
Paid-in capital	20,005,401	6,245,005
Accumulated deficit	(21,658,011)	(16,860,660)
Total shareholders’ equity (deficiency)	39,784	(9,560,100)
Total Liabilities and Shareholders’ Equity (Deficiency)	$3,927,986	$1,872,221

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(4,793,045)	$(2,476,417)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash items in net loss:
Depreciation and amortization	502,106	97,919
Loss on write-down of deferred offering expenses	184,373	128,200
Compensation component of separation and consulting agreement	472,261	—
Other non-cash charges	186,848	66,951
Compensation cost due to stock options granted	725,902	7,650
Cash provided (used) by working capital items:
Accounts receivable	27,044	129,841
Inventories	—	132,591
Prepaid expenses	(141,343)	(120,423)
Accounts payable, accrued expenses and other liabilities	127,820	(102,091)
Advance royalty	—	2,000,000
Net Cash Used by Operating Activities	(2,708,034)	(135,779)

Cash Flows from Investing Activities:
Additions to property and equipment	(13,024)	(16,155)
Additions to patents and trademarks	(190,064)	(308,538)
Purchase of Refocus Group, Inc. by Refocus Ocular, Inc.	5,102	—
Other	1,277	(882)
Net Cash Used by Investing Activities	(196,709)	(325,575)

Cash Flows from Financing Activities:
Sale of common stock	4,485,187	—
Exercise of common stock options	1,775	—
Offering expenses	(54,373)	(123,503)
Borrowings	250,000	—
Borrowings repaid	(250,000)	—
Net Cash Provided (Used) by Financing Activities	4,432,589	(123,503)

Net Increase (Decrease) in Cash and Cash Equivalents	1,527,846	(584,857)
Cash and Cash Equivalents, beginning of year	267,180	1,450,712
Cash and Cash Equivalents, end of period	$1,795,026	$865,855

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus”) and the satisfaction of its liabilities and commitments in the normal course of business.  However, Refocus believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional debt or equity financing.  See Note 3 for a discussion of Refocus’ ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on Refocus.

Merger:  On March 6, 2003, Refocus and Refocus Ocular, Inc. (“Ocular”), formerly known as Presby Corp (“Presby”), entered into a merger agreement (the “Merger Agreement”).  On March 6, 2003 (the “Merger Closing Date”), a newly created wholly-owned subsidiary of Refocus was merged with and into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.  In addition, on the Merger Closing Date, Refocus completed a private placement of its common stock.

Since the former stockholders of Ocular owned a majority of the issued and outstanding shares of  common stock of Refocus after the merger and the private placement, this transaction was accounted for as a reverse merger, whereby Ocular was deemed to be the accounting acquirer of Refocus.  Therefore, all financial information included in this report on Form 10-QSB prior to the Merger Closing Date is that of Ocular, as if Ocular had been the registrant.  The financial information since the Merger Closing Date is that of Refocus and Ocular consolidated.

All references to “Refocus”, “Presby”, “Ocular”, or the “Company” mean Refocus or Ocular, as the former Presby, separately prior to the Merger Closing Date and Refocus, as successor to the business of Ocular, after giving effect to the merger .

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted to certain international markets while the Company seeks approval for the device in the United States from the Food and Drug Administration (the “FDA”).  The Company has conducted research into, and has developed, a prototype device to treat dry age related macular degeneration (“ARMD”).  Also, the Company conducted research into and plans at a later time to develop, for commercial applications, a single element variable focus lens (“SEVFL”).

In the year 2000, the Company received approval from the FDA to conduct Phase I clinical trials of the PSI for the treatment of presbyopia on humans.  In the same year, the Company received approval from Health Canada (the Canadian equivalent of the FDA) to conduct a clinical trial of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In 2001, the Company suspended sales of the PSI while it was developing the PresVIEW Incision System.  This system is designed to improve the consistency of outcomes of the SSP.

In March 2002, the Company entered into an agreement to license its primary intellectual property and products to CIBA Vision (“CIBA”), the eye care unit of Novartis AG.  Under this agreement with CIBA (the “CIBA Agreement”), CIBA has licensed exclusive rights in international markets to the Company’s patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  Upon entering into the CIBA Agreement, CIBA paid $2,000,000 in advance royalties and had certain rights to purchase equity interests in the Company if the Company obtained certain investments from third parties.  Subject to certain conditions, CIBA must purchase equity interests in the Company to obtain exclusive license rights to the Company’s patents in the United States.  CIBA will market and sell the Company’s products worldwide at its expense, participate in the management of the FDA clinical trials and fund potential costs associated with mutually agreed upon legal protection of the related patents.  CIBA will pay the Company a percentage royalty on its net sales of all of the Company’s patented products and make certain payments on FDA-related milestones achieved by the Company.  CIBA is required to pay the Company certain minimum royalties to maintain its exclusive license rights.  After a transition period, CIBA assumed responsibility for the manufacturing of the PSI and related equipment and all associated costs.  The Company continues to own all of its patent rights and did not license to CIBA the patent rights associated with its ARMD or SEVFL technology.  In conjunction with the CIBA Agreement, the Company ceased all direct marketing of the licensed products.  CIBA intends to market the Company’s products under its own brand with reference to the Company on the packaging.

However, in August 2003, CIBA announced that it was seeking strategic alternatives for its Surgical Business Unit (“Surgical”), which currently includes the sale of that unit.  The Company is highly dependent on its relationship with CIBA and, more specifically, the employees in Surgical.  Therefore, any change to this relationship could have a material affect upon the Company.  See Note 10.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and the accounts of PC Lens Corp (“PCL”).  The financial statements are consolidated as a result of Ocular acquiring all of the outstanding stock of PCL in August 2002.  This acquisition was accounted for as if pooled since the acquisition was of an entity under common control.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2002 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2002, which should be read in conjunction with this quarterly report.

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

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to develop and commercialize existing and new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with the Company’s dependence on CIBA for all its marketing and manufacturing; risks associated with product liability and product defects; and risks associated with general economic conditions.  See “Management’s Discussion and Analysis or Plan of Operation” in this quarterly report for a full discussion of these and other risks.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized and amortized over their actual or estimated life.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.

As a result of the merger with Refocus, discussed in Note 2, and the subsequent change of the name of Presby to Refocus Ocular, Inc. in April 2003 as part of a rebranding of the Company’s products that was implemented in late March 2003, the Company decided not to continue to defend or renew any of the Presby and related device trademarks.  Therefore, these trademarks had no further value to the Company, and the remaining capitalized value of these trademarks was written off as of March 31, 2003.  The charge of $94,592 was shown in “Depreciation and amortization” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

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

The Company has also conducted a review of its entire patent portfolio over the last six months.  It is expensive to maintain and obtain foreign patents, and the Company determined that it would reduce the number of countries in which it will continue to maintain or pursue PSI or SEVFL patents.  The Company continues to pursue or maintain PSI and SEVFL patent protection in all major economic markets.  The net book value of the patents written off this fiscal year was $214,252, of which $151,030 was in the current quarter.  These amounts are shown in “Depreciation and amortization” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

The following tables show the capitalized value of patents and trademarks as of September 30, 2003 and December 31, 2002, respectively.

	Costs	Amortization	Net
Patents	$959,403	$158,490	$800,913
Trademarks	—	—	—
PCL Patents	218,199	47,506	170,693
Balance at September 30, 2003	$1,177,602	$205,996	$971,606

Patents	$1,167,714	$188,981	$978,733
Trademarks	123,415	29,036	94,379
PCL Patents	250,892	46,806	204,086
Balance at December 31, 2002	$1,542,021	$264,823	$1,277,198

For the three months ended September 30, 2003 and 2002, amortization expense for trademarks and patents was $175,587 (including the value of the patents written off) and $20,892, respectively.  For the nine months ended September 30, 2003 and 2002, amortization expense for trademarks and patents was $375,300 (including the patents and Presby trademarks written off) and $58,708, respectively.  The estimated aggregate amortization expense for the remainder of the current year, based on capitalized costs at September 30, 2003, is approximately $7,727 and for each of the succeeding five fiscal years will be approximately $30,740 each year.

A portion of the costs incurred in connection with the separation and consulting agreement with our former Chief Scientist was allocated to a non-compete agreement and is being amortized over its life of 4 years on a straight-line basis.  The $667,218 capitalized value of the non-compete agreement at September 30, 2003 was net of $113,916 of accumulated amortization.  Amortization of the non-compete agreement was $48,821 and $113,916 for the three and nine months ended September 30, 2003, respectively.  The estimated amortization expense for the remainder of the current year is $48,821 and for 2004 - $195,283; for 2005 - $195,284; for 2006 - $195,283; and for 2007 - $32,547.

Revenue Recognition:  The Company has one main source of revenue: royalty and milestone revenues associated with the CIBA Agreement that was effective in March 2002.  Royalty and milestone revenues will be recognized when earned under that agreement.

The royalty rates to be paid to the Company are based on net sales of the Company’s products as set forth in the CIBA Agreement and are in effect until the later of the expiration of the patent rights in a country or 20 years from the date of the CIBA Agreement (the “Royalty Period”).  In the event that our patent rights expire or are invalidated in any country during the Royalty Period, the royalty rate for net sales in such country will decrease to a 3% “know how” rate.  Following the expiration of the Royalty Period, CIBA’s license shall be fully paid up and royalty free with respect to future sales.

CIBA has the option to make minimum royalty payments totaling $13,585,000 at the end of the second through sixth years of the CIBA Agreement if it wishes to maintain its rights to an exclusive license.  The Company is scheduled to receive a minimum royalty of $500,000 during the twelve months ending in March 2004 under the CIBA Agreement.  If the Company does not earn aggregate royalties from product sales of at least the minimum royalty by March 2004, then CIBA is required to pay the shortfall in order to maintain its exclusive license.  Therefore, the Company has not accrued any portion of the minimum royalty as it will be earned only as products are sold during the period and, if the earned royalties have not totaled $500,000 by the end of the period, then the remainder will be earned in March 2004 if CIBA elects to pay the shortfall to maintain its exclusive license.

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

As a result of the potential sale of Surgical, future royalty payments and other aspects of the CIBA Agreement may not occur or may be modified at a future date.  For instance, CIBA may not want to maintain its exclusive license agreement and would, therefore, not make the minimum royalty payments.  At this time, we are unable to determine the impact this potential sale will have on our revenues.  See Note 10.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the separation and consulting agreement with our former Chief Scientist (see Note 4), a portion of that contract has been designated as prepaid consulting expenses for research and development of the ARMD device.  The original balance of the prepaid research and development costs was $57,557, which is being amortized over two years.  The remaining balance included in current and long-term assets is $40,770 at September 30, 2003.

Stock-Based Compensation:  In January 2002, the Company elected to adopt the fair value based method of accounting for stock-based compensation as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.   The Company elected to report the change in accounting principle using the modified prospective method as outlined in SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under this method, the stock-based employee compensation expense recognized for the three and nine months ended September 30, 2003 and 2002 is the same as would have been recognized had the fair value based recognition provisions of SFAS No. 123 been used to account for all employee awards granted, modified or settled after December 31, 1994.

For options issued during the nine months ended September 30, 2003 and 2002, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the nine months ended September 30, 2003 was approximately $1.14 per share and during the nine months ended September 30, 2002 was approximately $0.51 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2003	2002
Expected dividend yield	0.00%	0.00%
Expected volatility	60.50%	69.80%
Risk-free interest rate	2.91%	4.88%
Expected option lives	6 years	10 years

As a result of adopting SFAS No. 123 in 2002 using the modified prospective method under the provisions of SFAS No. 148, the net loss for the three and nine months ended September 30, 2003 and 2002 are not different from the net loss that would have been recognized had SFAS No. 123 been adopted at its inception.  The Company recognized stock-based employee compensation expense of $136,305 and $0 for the three months ended September 30, 2003 and 2002, respectively, and $725,902 and $7,650 for the nine months ended September 30, 2003 and 2002, respectively.

Loss per share:  The net loss applicable to common shares was used in the calculation of earnings per share for both basic and diluted loss per share.  There was no adjustment to the calculation of diluted loss per share for dividends accrued on the shares of Series B convertible preferred stock outstanding as they were anti-dilutive.

The weighted average number of common shares outstanding for calculation of both basic and diluted earnings per share was also the same.  Options to purchase 1,190,350 shares of common stock and warrants to purchase 3,137,500 shares of common stock in 2003, and options to purchase 161,851 shares of common stock in 2002, were not included in the computation of diluted earnings per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Reclassifications:  Certain previously reported amounts have been reclassified to conform to current year presentations.

Deferred Offering Expenses:  The Company has deferred certain costs associated with common stock offerings until the offers are completed and the deferred expenses are offset against the proceeds received from the offerings.  The balance of deferred offering expenses outstanding at December 31, 2001 was written off during the quarter ended March 31, 2002 as a result of the cancellation of the offering.  Deferred offering expenses at December 31, 2002, which related to the merger transaction and private placement discussed in Note 2, were offset against the proceeds of that offering.  In addition, $184,373 of deferred offering expenses incurred during the current fiscal year were written off during the current quarter as a result of the expiration of a post-closing private placement in September 2003 (see Note 2).

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The Company is not a party to any agreement in which it is a guarantor of indebtedness of others.  Accordingly, the pronouncement is currently not applicable to the Company.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB.  This statement is effective for most contracts entered into or modified, and for most hedging relationships designated, after June 30, 2003.  Because the Company does not currently have any derivative instruments or hedging relationships, the adoption of this standard did not have any impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that many instruments formerly classified as equity will be classified as liabilities.  The statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety.  It also does not affect the classification or measurement of convertible bonds or other outstanding shares that are conditionally redeemable.  Generally, these liabilities should initially be measured at fair value.  The statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, shall be effective at the first interim period beginning after June 15, 2003.  Restatement of financial statements issued for earlier periods is not permitted.  The Company’s former Series B redeemable preferred stock, which was exchanged for common stock in March 2003, was redeemable at the option of the holder.  Therefore, this statement does not change the prior accounting for that preferred stock.  The Company does not currently have any instruments affected by this statement and, therefore, the standard will not have any impact on the Company’s results of operations or financial condition.

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

Since the stockholders of Ocular owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the initial tranche of the private placement, this transaction was accounted for as a reverse merger, whereby Ocular was deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations were discontinued after the merger, there was no goodwill or other intangibles that arose from the merger.

The assets and liabilities assumed from Refocus on the Merger Closing Date are as follows:

Cash	$5,102
Website technology	2,000
Accounts payable	(6,734)
Net credit to stockholders’ equity	$368

The Company sold the website technology to another company associated with the founders of VeryBest in exchange for the forgiveness of $1,800 in debt due them and took a $200 charge for the remaining balance of the website technology, which is included in “Other income (expense)” in the condensed consolidated statement of operations for the nine months ended September 30, 2003.

As part of the Merger Agreement, Refocus assumed the Amended and Restated Presby Corp 1997 Stock Option Plan, and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.  Ocular had stock options outstanding to acquire 719,486 shares of common stock at the Merger Closing Date.  The exercise price of the assumed options was adjusted to reflect the 2.14-to-1 reverse split prior to the merger.  See Note 6.

In connection with the merger, Refocus completed a private placement of shares of its common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date and consisted of 2,875,000 units at $2 per unit.  Each unit was comprised of a share of Refocus common stock and a detachable warrant to purchase one-half share of Refocus common stock at $2.50 per share.  As a result, the investors in the first tranche of the private placement were issued 2,875,000 shares of Refocus common stock and warrants to purchase 1,437,500 shares of Refocus common stock.  In addition, 12,500 shares of Refocus common stock, warrants to purchase 1,250,000 shares of Refocus common stock at $2.50 per share and warrants to purchase 50,000 shares of Refocus common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, immediately following the closing of the merger and the funding of the initial tranche of the private placement, there were a total of 18,924,751 shares of Refocus common stock, warrants to purchase a total of 2,737,500 shares of Refocus common stock and options to purchase 719,486 shares of Refocus common stock outstanding.

The warrants issued in connection with the initial tranche of the private placement were valued using the Black-Scholes option-pricing model.  The Company assumed an expected volatility rate of 59.8%, an expected life of 2 years, a 1.38% risk-free interest rate and that no dividends would be paid.  Based on these factors, the Company determined the value of the $2.00 warrants to be $.66, and the value of the $2.50 warrants to be $.52, for each share of common stock that could be acquired, for a total value of $1,430,500.

The Company paid certain agent and advisory fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 2,875,000 units at $2.00 per unit	$5,750,000
Amounts paid to placement agent and advisors	(577,500)
Legal and audit fees incurred	(619,664)
Expenses incurred by advisors	(147,500)
Expenses incurred by the Company	(89,596)
Payment to founders of VeryBest for their stock	(25,000)
Cash received from the offering	$4,290,740

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

The second tranche investment commitment is secured by the shares issued in the first tranche.   Under a lock-up arrangement, these investors may sell up to 9% of the shares they acquired in the first tranche in any given month beginning upon the earlier of the effective date of a registration statement or the first anniversary of the Merger Closing Date.  To the extent that these investors sell shares acquired in the first tranche, the Company’s security interest in these shares will decrease.  In any case, the security interest in any first tranche shares not previously released will expire on March 6, 2005.  The legal commitment by these investors to fund the second tranche is not otherwise affected by the release of the security interest.

Upon the closing of the second tranche, an additional 2,875,000 shares of common stock with warrants attached for the purchase of 1,437,500 shares of common stock at $2.50 per share are expected to be issued for proceeds of approximately $5,650,000, net of agent and advisor fees and before offering expenses.  In addition, 12,500 shares of Refocus common stock are expected to be issued to advisors involved in the private placement.  See “Note 3 – Going Concern” and  “Management’s Discussion and Analysis or Plan of Operation” below for a discussion of the impact of a significant delay in the funding of the second tranche that may result from the June 2003 denial of our application for the commercialization of our treatment for primary open angle glaucoma and ocular hypertension by Health Canada.  Also, see “Note 10 – CIBA Surgical Business” for a discussion of the potential sale of Surgical.  The potential sale of Surgical could affect the timing of the start of the FDA clinical trials or efforts in regard to Health Canada approval and thus the timing of the closing of the second tranche.  Also, see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis or Plan of Operation” below for a discussion about a private placement that may affect the required funding by the second tranche investors.

In accordance with the subscription agreement signed by the investors in the private placement, the Company filed a registration statement with the SEC within 180 days of the Merger Closing Date.  The Company also agreed that if the registration statement had not been declared effective by November 1, 2003, and if the second tranche had closed, the Company would issue additional shares of common stock to these investors as penalty payments.  The registration statement has not been declared effective as of the date of this report.  If the Company does not maintain the effectiveness of the registration statement through March 6, 2004, after it is declared effective, and the second tranche has closed, then the Company would be obligated to issue more common stock as penalty payments.  The maximum amount of these penalty payments would be 215,625 shares.  However, as a result of the significant delay that is expected to occur in the closing of the second tranche of the private placement, as discussed above, the penalty shares that these investors might otherwise be entitled to receive are not expected to be issued.

In April 2003, Refocus engaged an agent to conduct a post-closing private placement.  The post-closing private placement engagement expired September 6, 2003 without being funded.  The Company wrote off $184,373 of deferred offering expenses in connection with the expiration of the post-closing private placement, including the value of the warrants discussed below.  These expenses are included in “Selling, general and administrative” expenses for the three and nine months ended September 30, 2003.

Warrants to purchase 200,000 shares of common stock at $2.50 per share were issued to the agent involved in the post-closing private placement in May 2003.  The warrants were valued at $130,000 using the Black-Scholes option-pricing model with an expected life of approximately 1.8 years, an expected volatility rate of 60% , a 1.31% risk-free interest rate and that no dividends would be paid.

In the event that at least $1,000,000 was not raised within six months of the Merger Closing Date in the post-closing private placement, another party has subscribed to purchase enough units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  Each unit would consist of a share of Refocus common stock and a detachable warrant to purchase one-half share of common stock at $2.50 per share.  Since no funds were received from the post-closing private placement that expired in September 2003, the other party was required to fund the entire $1,000,000.  The Company granted to this party a 90-day extension to December 6, 2003 before the additional funding is due, in return for their forgiveness of three months of consulting fees, or $45,000, due them during the extension.  If the entire commitment is funded, 500,000 shares of Refocus common stock with attached warrants to purchase 250,000 shares of Refocus common stock would be issued.

While the Company has generated substantial tax loss carryforwards in prior years, management of the Company believes that the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger.  Based on preliminary calculations, the Company believes that its use of its loss carryforwards generated prior to the Merger Closing Date will be limited going forward to approximately $950,000 a year.

In addition to fees and warrants received by advisors involved in the private placement in March 2003, the Company signed one-year consulting agreements with two of the advisors to provide certain consulting services related to long-range financial planning and investor relations.  Each of the firms was to be paid $180,000 plus expenses over a period of twelve months for their services.  One of the advisors has forgiven three months of fees, as noted above, while the other has deferred, but not forgiven, $15,000 of payments due them at September 30, 2003.

The following tables present the unaudited pro forma results of operations for the nine months ended September 30, 2003 and for the three and nine months ended September 30, 2002, assuming that the merger had occurred on January 1 of each year (in thousands, except per share amounts):

	For the nine months ended September 30, 2003
	As Reported	Pro Forma
Revenues	$—	$—
Loss from operations	(4,726)	(4,992)
Net loss	(4,793)	(5,059)
Net loss applicable to common shares	(4,797)	(5,059)
Net loss per share – basic and diluted	$(0.30)	$(0.27)
Average number of common shares outstanding – basic and diluted	16,015	18,939

No pro forma information is provided for the results of operations for the three months ended September 30, 2003, as they already reflect the effect of the merger for the entire period.

	For the three and nine months ended September 30, 2002
	As Reported		Pro Forma
	Three Months	Nine Months	Three Months	Nine Months
Revenues	$—	$—	$—	$—
Loss from operations	(686)	(2,495)	(1,098)	(3,740)
Net loss	(681)	(2,476)	(1,093)	(3,722)
Net loss applicable to common shares	(3,167)	(5,271)	(1,093)	(3,722)
Net loss per share – basic and diluted	$(0.49)	$(0.82)	$(0.06)	$(0.20)
Average number of common shares outstanding – basic and diluted	6,451	6,451	18,925	18,925

The difference in the net loss for the Company as reported and the pro forma net loss is the result of the following:

•                  The net loss of Refocus from January 1, 2003 to the Merger Closing Date was $5,903. The net loss of Refocus was $3,230 for the three months ended September 30, 2002 and was $19,649 for the nine months ended September 30, 2002.  Refocus prior to the merger had no revenues and had no provision for income taxes in any of these periods.

•                  It was assumed that there would be no accrual of dividends or accretion of discount on the Series B preferred stock of Ocular, as the Series B preferred stock would be converted to common stock as part of the merger and private placement as actually occurred on the Merger Closing Date.

•                  There would be additional expenses for legal, audit, public relations and other expenses related to being a public company.  The Company estimates that an additional $260,000 would have been incurred prior to the Merger Closing Date during the nine months ended September 30, 2003.  The Company estimates that approximately $409,000 and $1,226,000 in additional expenses would have been incurred for the three and nine months ended September 30, 2002, respectively.

NOTE 3 – GOING CONCERN

The denial in June 2003 by Health Canada of the Company’s application for the commercialization of its treatment for primary open angle glaucoma and/or ocular hypertension will delay one of the contingencies for funding the second tranche of the private placement (see Note 2).  Based on further discussions with Health Canada in October 2003, the Company will need to do further clinical trials with additional sites and significantly more patients in order to receive approval for commercial sales.  Management is uncertain, at this time, as to when the Company may receive Health Canada’s approval but believes it will not be until at least 2005 before the results of these additional clinical trials can be resubmitted.  In addition, the Company’s main focus currently will be on its FDA clinical trials, not those in Canada.  Therefore, the funds to be received on the closing of the second tranche may be significantly delayed, or may never be received if approval is delayed indefinitely.  The alternate contingency of completing 500 surgical procedures in Canada and/or the European Union for primary open angle glaucoma and/or ocular hypertension is also not imminent.  CIBA’s initial marketing plan in Europe focuses on the treatment of presbyopia and not primary open angle glaucoma or ocular hypertension.  This delay in the closing of the second tranche will deny the Company vitally needed funds.

Additionally, the possible sale by CIBA of its Surgical Business Unit (see Note 10) could affect the start of FDA clinical trials, which is also a contingency for the closing of the second tranche.  There are other potential costs and delays from the possible sale, including a decision by CIBA not to maintain their exclusive license through the payment of the minimum royalties under the CIBA Agreement, that could impact our liquidity, further limiting our ability to obtain necessary financing for our operations.

Management of the Company has taken certain steps to reduce cash expenditures in the near term while pursuing additional financing.  A portion of the salary due to an employee has been deferred; expenditures for public relations have been all but eliminated; fees to investment advisors have been deferred or eliminated; and the number of doctors who will initially participate in our FDA clinical trials, when approved, has been reduced.  With these and other reductions, the Company believes that existing funds on hand are adequate to continue operations until March 2004.  The Company is seeking additional debt and/or equity financing (see “Liquidity and Capital Resources” in “Management’s Discussion and Analysis or Plan of Operation” below).  If the $1,000,000 purchase of common stock and warrants in December 2003 is consummated (see Note 2), those funds would support the continuation of operations for up to two additional months.  Therefore, management of the Company cannot conclude, based on information available to it currently, that there are adequate cash resources and expected funds to be received that will allow the Company to operate for the next twelve months.

Until the Company is able to determine (i) when the contingencies for the closing of the second tranche can be satisfied, or (ii) whether additional funds can be raised in a future private placement, the Company cannot be sure of the amount and timing of additional financing that might be available from these sources.  The Company may need to find additional means to fund its operations for the next twelve months.

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

There can be no assurances that additional financing can be obtained on reasonable terms or at all.  The Company may seek a merger partner or the sale of assets if additional financing is not available.  The Company’s inability to obtain additional financing could have a material adverse effect on the Company.

NOTE 4 – SEPARATION AND CONSULTING AGREEMENT

On February 25, 2003, Dr. Ronald A. Schachar, the Company’s founder and former Chief Scientist, and the Company entered into a Severance, Release and Consulting Agreement (the “Agreement”).  In accordance with the Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  The Company agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with the Company during that time.  Dr. Schachar will assist the Company in conducting research and development on its products for the treatment of ARMD for the initial two years of the Agreement and will assist in maintenance of its patent portfolio and other matters for the entire term of the Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is to receive a $500 per month supplemental payment for the first 48 full months of the agreement.

As security for the payment of his consulting fees, the Company granted Dr. Schachar a non-exclusive security interest in its patent rights relating to the ARMD device and the SEVFL.  Dr. Schachar also received an assignment of the Company’s patents for the ARMD device outside the United States, which is revocable under certain conditions.  The capitalized value of these assigned patents was $120,355.

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

The amount allocated to the non-compete agreement and prepaid consulting will be expensed over four years.  The amount allocated to research and development will be expensed over two years.  Therefore, for the three and nine months ended September 30, 2003, there were charges totaling $108,781 and $725,949, respectively, in connection with this Agreement.

NOTE 5 – PREFERRED AND COMMON STOCK

Ocular had designated 4,500,000 shares of $.001 par value preferred stock as Series B and 65,000 shares of $.001 par value preferred stock as Series C.  At the Merger Closing Date, there were 4,481,396 shares of Series B preferred stock and 21,614 shares of Series C preferred stock outstanding.  The Series B preferred stock was converted into 5,277,164 shares of Ocular common stock (after the 2.14-to-1 reverse split).  The Series C preferred stock was converted into 212,102 shares of Ocular common stock (after the

2.14-to-1 reverse split).  Therefore, with the 6,450,878 shares of Ocular common stock outstanding prior to the conversion of the preferred stock and after the 2.14-to-1 reverse split, there were a total of 11,940,144 shares of common stock outstanding at the Merger Closing Date (see Note 2).

Currently, the Company has 60,000,000 shares of $.0001 par value common stock and 10,000,000 shares of $.0001 par value preferred stock authorized.  There are no shares of preferred stock issued or outstanding.  The number of shares of common stock outstanding after the merger and after the private placement was 18,924,751.  In addition, 19,136 shares of common stock were issued upon exercise of stock options in March 2003 resulting in a total of 18,943,887 shares of common stock outstanding at September 30, 2003.

In connection with a consulting contract with an investment banker, in addition to the monthly retainer, the Company issued to the investment banker a warrant to purchase 200,000 shares of the Company’s common stock at $2.50 per share in May 2003.  The Company estimated the value of this warrant to be $130,000, using the Black-Scholes option-pricing model.  The value of the warrant was charged to expense as a consulting fee.

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

NOTE 6 – STOCK OPTIONS

On February 25, 2003, Ocular’s Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  Shareholders of Ocular approved the Plan on March 4, 2003.  Refocus assumed this Plan on the Merger Closing Date.  The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees, directors and independent contractors of the Company.  The exercise price for each incentive stock option granted under the Plan may not be less than the market value of the common stock on the date of the grant.  The exercise price for non-qualified stock options granted under the Plan are set by the Board but are, generally, set at the market value of the common stock at the grant date.  Unless otherwise determined by the Board, incentive and non-qualified stock options granted under the Plan have a maximum duration of ten and fifteen years, respectively.  The vesting periods for these options vary, but they are generally for periods of three years or less.

The total number of shares of common stock available for new grants under the Plan after March 4, 2003, is 4,100,000 shares.  There were options to purchase 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 3,052,365 shares of common stock are available for grant under the Plan at September 30, 2003.

In March 2003, after the Plan was amended and restated, the Company granted options to purchase 557,635 shares of common stock pursuant to the employment and option contracts with our Chief Executive Officer.  These options were contingent on the closing of the merger.  At the first meeting of the Board after the merger, the Company issued additional options to purchase 490,000 shares of common stock to directors and officers.  See Note 1 for the total compensation expense and weighted average factors used to calculate that expense.

The following table summarizes the information with respect to stock options for the nine months ended September 30, 2003 and 2002:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	161,851	$0.104	189,922	$0.098
Granted	1,067,635	$1.986	7,010	$0.193
Exercised	(19,136)	$0.092	—	—
Canceled or expired	(20,000)	$1.980	(35,081)	$0.092
Outstanding at September 30	1,190,350	$1.761	161,851	$0.104

Exercisable at September 30	316,029		143,159

The following table summarizes information for options outstanding and exercisable at September 30, 2003:

	Options Outstanding
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable
				Shares	Weighted Average Exercise Price
$ 0.092-$0.193	142,715	4.4 years	$0.105	124,023	$0.092
$ 1.98 - $2.31	1,047,635	5.6 years	$1.986	192,006	$1.980
	1,190,350	5.5 years	$1.761	316,029	1.239

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the nine months ended September 30, 2003 and 2002:

	2003	2002
Interest paid	$667	$—
Income taxes paid	—	—
Non-cash transactions:
Accretion of discount on Series B preferred stock	4,306	17,611
Accrual of dividends on Series B preferred stock	—	2,777,062
Value of warrants issued in private placement to agents or advisors	683,000	—
Conversion of Series B preferred stock	9,118,450	—
Conversion of Series C preferred stock	1,049,104	—
Value of separation and non-compete agreement	1,557,625	—
Value of warrant issued to investment banker	130,000	—
Value of warrant issued to agent in post-closing private placement	130,000	—
Value of Refocus common stock issued to advisor	21,750	—

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	September 30, 2003	December 31, 2002
Prepaid expenses:
Prepaid insurance	$141,496	$79,022
Prepaid consulting expenses	66,668	—
Prepaid research and development costs	28,779	—
Prepaid FDA trial costs	76,395	—
Other prepaid expenses	2,185	4,711
Total	$315,523	$83,733

Other long-term assets:
Prepaid consulting expenses	$149,032	$—
Prepaid research and development costs	11,991	—
Deferred offering expenses	—	194,447
Total	$161,023	$194,447

Accrued expenses:
Accrued salaries, wages and benefits	$83,391	$46,848
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	44,700	45,000
Accrual for amount due on former office lease	—	48,000
Director fees	101,000	—
Accrued taxes	20,333	1,135
Other	18,224	—
Total	$317,648	$190,983

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

Until April 1, 2003, the Company carried product liability insurance coverage with a limit of $10,000,000 in the aggregate and per occurrence.   At that time, the policy was changed to a limit of $5,000,000 in the aggregate and $1,000,000 per occurrence.  The change was made as a result of the assumption of manufacturing and distribution by CIBA under the CIBA Agreement.

As a result of the Company’s continued suspension of sales and the award of distribution rights to CIBA, the Company has been informed by two of its former foreign distributors that they are seeking refunds on unsold products remaining in their inventory.  The Company did not sell its products with a right of return and does not believe it has any liability to repurchase these products.

Certain physicians may have purchased surgical kits in anticipation of taking part in the FDA clinical trials.  As a result of the CIBA Agreement, CIBA will be selecting those physicians who actually participate.  The physicians were aware that the product was not yet approved for use in the United States, and the surgical kits were not sold with a right of refund.  Several of these physicians have requested a refund or have informed the Company that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Currently, the Company is unable to determine the amount of liability, if any, to these physicians.

A supplier had indicated to Ocular that it believed it had a firm order for 150 surgical instruments, which the Company disputed.  The Company has settled this claim for $15,000.

NOTE 9 – OTHER RELATED PARTY TRANSACTIONS

The Company leased its Denison, Texas facility under a monthly operating lease agreement with Dr. Schachar.  The lease was terminated August 31, 2003.  Total rent expense for the three and nine month periods ended September 30, 2003 was $8,000 and $32,000, respectively.  Total rent expense for the three and nine month periods ended September 30, 2002 was $12,000 and $36,000, respectively.

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

NOTE 10 – CIBA SURGICAL BUSINESS

In August 2003, an investment banker hired by CIBA distributed a confidential information memorandum soliciting bids to acquire Surgical.  The sale of Surgical would likely include the assignment and assumption of contractual obligations of Surgical, including the CIBA Agreement, and the transfer of Surgical employees to the purchaser.  Surgical generally performs many of the obligations under the CIBA Agreement through personnel within Surgical, including manufacturing, sales, regulatory issues and technical matters.  The Company, however, has the right to approve any assignment of the CIBA Agreement.  Although CIBA does have the right to sub-license the CIBA Agreement, subject to the Company’s approval, which may not be unreasonably withheld, any sub-license to a third party must be on the same terms and conditions as the original license.  Since CIBA’s effort to sell Surgical is in its initial stage, it is too early to determine what effect, if any, the sale of Surgical will have on the Company.

While the process of the potential sale of Surgical is going forward, the Company expects, and has been advised by CIBA, that CIBA will continue to operate in good faith under the CIBA Agreement and that their work related to the preparation for the FDA clinical trials and European Union sales will continue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SEPTEMBER 30, 2003
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

Our primary business, since our incorporation in 1994, has been the research and development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted to certain international markets while we seek approval for the device in the United States from the Food and Drug Administration (the “FDA”).  We have conducted research into, and have developed, a prototype device to treat dry age related macular degeneration (“ARMD”).  Also, we conducted research into and plan at a later time to develop, for commercial applications, a single element variable focus lens (“SEVFL”).

Extensive research and investigational surgeries were conducted on the PSI, and by 1998, we had obtained the European CE Mark and other regulatory approvals necessary to market versions of the technology in a number of international markets.  At that time, we began selectively selling the PSI and related customized surgical instruments to key surgeons in the European Union and other countries.

In the year 2000, we received approval from the FDA to conduct feasibility clinical trials of the PSI for the treatment of presbyopia on humans.  In the same year, we also received approval from Health Canada (the Canadian equivalent of the FDA) to conduct a clinical trial of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In 2001, we suspended sales of the PSI in order to develop the PresVIEW Incision System.  This system is designed to improve the consistency of outcomes of the SSP.  In March 2002, CIBA Vision (“CIBA”) acquired the right to obtain an exclusive worldwide license to the technology and assumed responsibility for marketing and distribution of the PSI (the “CIBA Agreement”).

As a result of the CIBA Agreement, and assuming CIBA maintains its exclusive rights under the CIBA Agreement, our primary source of future revenues will be royalties on PresVIEW product sales by CIBA and from FDA-related milestone payments CIBA is required to make under the agreement.

However, CIBA is seeking strategic alternatives for its Surgical Business Unit (“Surgical”).  In August 2003, an investment banker hired by CIBA distributed a confidential information memorandum soliciting bids to acquire Surgical.  The sale of Surgical would likely include the assignment and assumption of contractual obligations of Surgical, including the CIBA Agreement, and the transfer of Surgical employees to the purchaser.  Surgical generally performs many of the obligations under our agreement with CIBA through personnel within Surgical, including manufacturing, sales, regulatory issues and technical matters.  We, however, have the right to approve any assignment of the CIBA Agreement.

Although CIBA has the right to sub-license the CIBA Agreement, subject to our approval, which may not be unreasonably withheld, any sub-license to a third party must be on the same terms and conditions as the original license.  Since CIBA’s effort to sell Surgical is in its initial stage, it is too early to determine what effect, if any, the sale will have on us.

While the process of the potential sale of Surgical is going forward, we expect, and have been advised by CIBA, that they will continue to operate in good faith under our agreement with them and that their work related to the preparation for the FDA clinical trials and European Union sales will continue.  We and CIBA have continued to conduct limited international investigational surgeries to verify the performance of the PresVIEW Incision System.  Those surgeries continue to confirm that, when the procedure is conducted according to the specific surgical protocol, the patients have a significant improvement in near vision.

In addition, you should be aware that we may not be able to continue as a going concern over the next twelve months if additional funding is not obtained.  See the discussion in “Liquidity and Capital Resources” below, as well as Note 3 to the condensed consolidated financial statements.

The Merger and Private Placement

As a result of the private placement discussed below and immediately before the merger, the holders of Ocular’s Series B preferred stock and Series C preferred stock converted their shares into common stock of Ocular.  At the same time, Ocular completed a 2.14-to-1 reverse split resulting in 11,940,144 shares of Ocular common stock outstanding, including the shares of common stock issued upon conversion of the preferred stock.

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

Since the stockholders of Ocular owned a majority of the issued and outstanding shares of common stock of Refocus after the merger and the initial tranche of the private placement, this transaction was accounted for as a reverse merger, whereby Ocular was deemed to be the accounting acquirer of Refocus.  Because Refocus did not have any significant business prior to the merger and its former operations were discontinued after the merger, there was no goodwill or other intangibles that arose from the merger.

As part of the Merger Agreement, Refocus assumed the Amended and Restated Presby Corp 1997 Stock Option Plan and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.

In connection with the merger, we completed a private placement of shares of our common stock that is being consummated in two tranches with 50% of the total subscribed paid with each tranche.  The first tranche closed on the Merger Closing Date and consisted of 2,875,000 units at $2 per unit.  Each unit was comprised of a share of our common stock and a detachable warrant to purchase one-half share of our common stock at $2.50 per share.  As a result, the investors in the first tranche of the private placement were issued 2,875,000 shares of our common stock and warrants to purchase 1,437,500 shares of our common stock.  In addition, 12,500 shares of our common stock, warrants to purchase 1,250,000 shares of our common stock at $2.50 per share and warrants to purchase 50,000 shares of our common stock at $2.00 per share were issued to agents and others involved in the private placement.  Therefore, immediately following the closing of the merger and the funding of the initial tranche of the private placement, there were a total of 18,924,751 shares of our common stock, warrants to purchase a total of 2,737,500 shares of our common stock and options to purchase 719,486 shares of our common stock outstanding.

We paid certain agent and advisory fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 2,875,000 units at $2.00 per unit	$5,750,000
Amounts paid to placement agent and advisors	(577,000)
Legal and audit fees incurred	(620,000)
Expenses incurred by advisors	(147,000)
Expenses incurred by us associated with the offering	(90,000)
Payment to founders of Refocus for their stock	(25,000)
Net cash received from the offering	$4,291,000

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

The second tranche investment commitment is secured by the shares issued in the first tranche.  Under a lock-up arrangement, these investors may sell up to 9% of the shares they acquired in the first tranche in any given month beginning upon the earlier of the effective date of a registration statement or the first anniversary of the Merger Closing Date.  To the extent that these investors sell shares acquired in the first tranche, our security interest in these shares will decrease.  In any case, the security interest in any first tranche shares not previously released will expire on March 6, 2005.  The legal commitment by the investors to fund the second tranche is not otherwise affected by the release of their security interest.

In December 2002, we, along with CIBA, submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  On June 13, 2003, Health Canada informed us that it had determined that the sample size submitted in our application was insufficient for approval, and denied the application.  Based on further discussions with Health Canada in October 2003, we will need to do further clinical trials with additional sites and significantly more patients in order to receive approval for commercial sales.  We are uncertain, at this time, as to when we may receive Health Canada’s approval but believe it will not be until at least 2005 before the results of these additional clinical trials can be resubmitted.  In addition, our main focus currently will be on our FDA clinical trials, not those in Canada.  Therefore, the funds to be received on the closing of the second tranche may be significantly delayed, or may never be received if approval is delayed indefinitely.  The alternate contingency of completing 500 surgical procedures in Canada and/or the European Union for primary open angle glaucoma and/or ocular hypertension is also not imminent.  CIBA’s initial marketing plan in Europe focuses on the treatment of presbyopia and not ocular hypertension and primary open angle glaucoma.  Therefore, approval by Health Canada or completion of the 500 surgeries will not occur before we require funds to continue our operations (see “Liquidity and Capital Resources” below).

As part of the subscription agreement signed by the investors in the private placement, we filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) on September 2, 2003. We also agreed that if the registration statement had not been declared effective by November 1, 2003, and if the second tranche had closed, we would issue additional shares of common stock to these investors as penalty payments.  The registration statement has not been declared effective as of the date of this report.  If we do not maintain the effectiveness of the registration statement through March 6, 2004, after it is declared effective, and the second tranche has closed, then we would be obligated to issue more common stock as penalty payments.  The maximum amount of these penalty payments would be 215,625 shares.  However, as a result of the significant delay that is expected to occur in the closing of the second tranche of the private placement, as discussed above, the penalty shares that these investors might otherwise be entitled to receive are not expected to be issued.

In April 2003, we engaged an agent to conduct a post-closing private placement.  The post-closing private placement expired September 6, 2003 without being funded.  We wrote off $184,373 of deferred offering expenses in connection with the offering.  These expenses are included in “Selling, general and administrative” expenses for the three and nine months ended September 30, 2003.  In the event that at least $1,000,000 was not raised in the post-closing private placement within six months of the Merger Closing Date, another party has subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  Each unit will consist of a share of our common stock and a detachable warrant to purchase one-half share of our common stock at $2.50 per share.  Since no funds were received from the post-closing private placement, the other party is required to fund the entire $1,000,000.  We have given this party a 90-day extension to their funding requirement, in return for their forgiveness of $45,000 in consulting fees due them.

While we have generated substantial tax loss carryforwards in prior years, we believe the ability to use these loss carryforwards have been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger.  Based on preliminary calculations, we believe that the use of our loss carryforwards generated prior to the Merger Closing Date will be limited going forward to approximately $950,000 a year.

Dr. Schachar’s Separation and Consulting Agreement

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and we entered into a Severance, Release and Consulting Agreement (the “Agreement”).  In accordance with the Agreement, Dr. Schachar resigned as an officer, director and employee of us at the Merger Closing Date.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar will assist us in conducting research and development on our products for the treatment of ARMD for the initial two years of the Agreement and will assist in maintenance of our patent portfolio and other matters for the entire term of the Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 will be paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.

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

Application of Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of  assets, liabilities, revenues and expenses.  These estimates and assumptions are based upon the best information available at the time.  These estimates and assumptions could change materially as conditions within and beyond our control change.  Accordingly, actual results could differ materially from these estimates.  The following are the most significant accounts affected by these estimates.

Revenue recognition – Royalty and milestone revenue are recognized when earned.  Under the CIBA Agreement, CIBA is not required to provide information with respect to the calculation of the royalty payment until 60 days after the end of each quarter.  CIBA has indicated that it will provide the necessary information on a timely basis to allow us to file quarterly statements with the SEC as required.  However, to the extent that CIBA does not provide royalty information in time for us to meet our required financial reporting deadlines, we may be required to estimate the amount of royalties earned each quarter, which may differ from the actual royalties earned, when finally reported by CIBA.  The differences could be material, especially in the start-up phase of sales when volumes are small and there is no history on which to base royalty earnings.

As a result of the suspension of sales of our products in 2001, while we were developing the PresVIEW Incision System, and as a result of the CIBA Agreement, pursuant to which CIBA will exclusively handle our future sales and marketing, certain PSIs already in the hands of customers may have to be replaced.  We have encouraged these customers not to use the PSI until the PresVIEW Incision System is available and CIBA is ready to begin sales of the PSI again.  The sterility date on the package of the PSI may be expired by the time they are once again prepared to perform the SSP.  An estimated total liability of $50,000 has been recorded for the replacement of these PSIs at our historical manufacturing cost.  The estimate was based on the total number of PSIs that had been sold by us less an estimate of the number already used.  In order to provide replacement PSIs to former customers, we will have to purchase PSIs from CIBA since we no longer manufacture the PSI, which cost may be higher than our historical cost.  Therefore, actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, our estimates and additional charges may have to be taken.

In addition, certain physicians may have purchased surgical kits in anticipation of taking part in the FDA clinical trials.  As a result of the CIBA Agreement, CIBA will be selecting those physicians who actually participate.  The physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of refund.  Several of these physicians have requested a refund or have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Currently, we are unable to determine the amount of liability, if any, to these physicians.

As a result of our continued suspension of sales and the award of distribution rights to CIBA, we have been informed by two of our former foreign distributors that they are seeking refunds on unsold products remaining in their inventory.  We did not sell our products with a right of return and do not believe we have any liability to repurchase these products.

Income taxes – Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for tax and financial reporting purposes.  A valuation allowance is established for any portion of a deferred tax asset for which realization is not likely.  We maintain a 100% valuation allowance on our deferred tax asset.  The valuation allowance is subject to periodic review, and we may determine that a portion of the deferred tax asset may be realizable in the future.

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust the capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $171,000, and the patents for ARMD have a carrying value of $27,000.  Since these patents involve new technologies that have not been proven, there is presently no way to measure whether these costs are recoverable.  We believe that these technologies can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop these technologies or these technologies cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

RESULTS OF OPERATIONS

The Three and Nine  Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

Revenues.  There were no revenues for the three or nine months ended September 30, 2003 or September 30, 2002.  The lack of sales resulted from (i) our suspension of sales in 2001 while we developed the PresVIEW Incision System and (ii) the CIBA Agreement, in which CIBA assumed responsibility for all marketing and sales of the PSI and related surgical instruments.  We anticipate future revenues will be generated from royalties (including minimum royalty payments to maintain CIBA’s exclusive license) on product sales and from milestone payments made under the CIBA Agreement.  We anticipate that CIBA will begin sales by the first of next year; however, such sales are not expected to be significant.  Future revenues from minimum royalty payments (of which $500,000 will be due for the license year ending March 2004) are subject to CIBA’s decision to maintain its exclusive license.  The potential or actual sale of all or a portion of CIBA’s Surgical unit may result in CIBA or a new licensee deciding not to maintain their exclusive license.

Cost of Sales.  There were no cost of sales for the three and nine months ended September 30, 2003 or September 30, 2002 as there were no revenues, as discussed above.  Since we anticipate future revenues will be generated only from royalties and milestone payments, we expect that cost of sales in the future related to these revenues, if any, will be immaterial.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2003, selling, general and administrative (“SG&A”) expenses were $475,000 compared to $332,000 for the three months ended September 30, 2002, an increase of $143,000.  The increase was due to $332,000 in additional SG&A expenses of which $145,000 related to public relations, director fees and other costs associated with being a public company and $184,000 related to deferred costs associated with a private placement written off in the current quarter.  This increase was partially offset by a decrease of $126,000 in costs associated with the write off of inventory in the prior year and a decrease of $63,000 in costs related to the write off of excess property and equipment compared to the prior year.

For the nine months ended September 30, 2003, SG&A expenses were $1,028,000 compared to $844,000 for the same period in 2002, an increase of $184,000 compared to the prior year.  Public relations, director fees and other costs associated with being a public company were $418,000 greater than in the prior year.  This increase was partially offset by a decrease of $167,000 in costs associated with the write off of inventory in the prior year, a decrease of $63,000 in costs related to the write off of excess property and equipment compared to the prior year and a decrease of $4,000 in other SG&A expenses.

Public relations, director fees and other costs associated with being a public company increased as a result of our merger with Refocus in March 2003.  The write-off of deferred costs associated with a private placement during the current quarter was the result of the expiration of a planned private offering in September 2003.  In comparing the results for the nine months, the current year costs associated with the expiration of the private placement were almost entirely offset by costs incurred in the prior year related to the cancellation of another private placement.  While we expect additional costs related to being a public company to continue to negatively impact the comparison to the prior year through the first quarter of the next fiscal year, as a result of our liquidity concerns discussed below, we have temporarily eliminated most of our public relation costs.  These costs were $262,000 for the nine months ended September 30, 2003.

Salary and Related Expenses.  For the three months ended September 30, 2003, these expenses were $127,000 compared to $220,000 for the three months ended September 30, 2002.  The $93,000 decrease was due to lower salaries and related employee expenses than in the prior year.

For the nine months ended September 30, 2003, these expenses were $1,095,000 compared to $920,000 for the nine months ended September 30, 2002.  The increase of $175,000 was principally due to (i) a severance charge of $595,000 related to employee terminations, including Dr. Schachar’s Agreement, as described above and (ii) bonus payments of $103,000.  The increases were offset by a $523,000 decrease in salaries and related employee expenses.

  We do not anticipate any additional severance expense for the remainder of the current fiscal year.  The bonus payments were primarily required to maintain our key staff during the recent period of downsizing.  The decrease in salaries and related expenses for both periods was due to the reduction in the number of employees reflecting the downsizing that took place as a result of the CIBA Agreement that was signed in March 2002.  We were able to significantly reduce staff because CIBA assumed responsibility for the marketing of our PresVIEW products.  The decrease also reflects an allocation to research and development of $89,000 for the nine months ended September 30, 2003 of salaries of certain personnel in 2003 involved full-time in research and development work.

Stock-based Compensation:  Stock-based compensation was $136,000 and $726,000 for the three and nine months ended September 30, 2003, respectively.  For the prior year, stock-based compensation was $0 and $8,000 for the three and nine months, respectively.  The increase was primarily due to options issued to officers and directors in connection with our merger into a public company in March 2003.

Professional Services.  Professional service fees were $342,000 for the three months ended September 30, 2003 compared to $108,000 for the three months ended September 30, 2002.  The $234,000 increase in professional service fees related primarily to higher consulting fees of $100,000 and higher legal fees of $147,000.

For the nine months ended September 30, 2003, professional service fees were $1,097,000 compared to $406,000 for the nine months ended September 30, 2002, an increase of $691,000.  The increase was the result of $18,000 in higher auditing fees, $498,000 in higher consulting fees and an increase of $175,000 in legal fees.

Higher auditing fees for the nine months ended September 30, 2003 are associated with being a public company.  Higher consulting fees are almost entirely related to investment advisors and bankers hired in connection with being a public company.  In the future, we expect public company costs related to consulting fees and audit fees to continue to be higher than in the prior year.  Specifically, we will owe at least an additional $135,000 in fees over the next five months to investment advisors and bankers for consulting services related to long-range financial planning and investor relations.  While not affecting the amount charged to expense, these fees to our investment advisors and bankers have been temporarily deferred in order to reduce cash outflows to preserve our liquidity.  In addition, audit fees increased because of our required SEC filings and, with the additional requirements imposed by the SEC and other accounting and auditing rule-making bodies, these costs will continue to rise.  While legal fees increased between the two periods, the prior year costs related primarily to litigation expense associated with defending our patents, while the current year costs related primarily to the negotiation and drafting of Dr. Schachar’s Agreement and to our being a public company.  Future costs related to defending our patents will be primarily funded by CIBA and will reduce future royalty payments, if the result of the litigation is not a full recovery of the litigation costs.  Legal costs related to our being a public company will continue to be significant over the next few months.

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $88,000 to  $102,000 for the three months ended September 30, 2003 compared to $14,000 for the three months ended September 30, 2002.  The increase consisted primarily of a $33,000 increase in consulting fees, a $30,000 increase in salary expense associated with clinical trials, a $13,000 increase in travel expenses and a $12,000 increase in other expenses .  The increase in consulting fees primarily relates to our contract with Promedica International (“Promedica”) who will be managing our Phase II FDA clinical trials when they begin and has already started preliminary work for those trials.  The increase in salaries and travel expenses reflects our hiring of a full time director of clinical affairs to oversee the trials and work with Promedica, CIBA and the physicians performing the clinical surgeries.   Expenses have increased in the current year because we did not incur any material clinical trial expenses in the prior year while we continued development of the PresVIEW Incision System.

Clinical trial costs were $176,000 for the nine months ended September 30, 2003 compared to $63,000 for the nine months ended September 30, 2002, an increase of $113,000.  Consulting fees were $62,000 higher than in the prior year, primarily as a result of the Promedica contract, salary expense was $44,000 higher as explained above,  and other expenses increased approximately $7,000.

As a result of the funds obtained through the initial tranche of the private placement in March 2003, we plan to begin our Phase II FDA clinical trials in the coming months assuming no significant delays in obtaining FDA approval.  However, because of our liquidity problems resulting from the delay in the funding of the second tranche, we expect to be starting with a smaller trial than we had originally anticipated.  We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we ramp up these clinical trials.  Contingent on the availability of funding, we had projected spending approximately $197,000 preparing for these clinical trials by the end of the fiscal year.  However, the actual cost is subject to many variables, some of which are beyond our control.  Therefore, the actual amount that will be spent and when such funds will be needed may be materially different than this projection.  As a result of the delay in the funding of the second tranche as explained above, we currently do not have adequate resources to complete the FDA clinical trials in the United States.  Additional funding will be needed to complete the FDA clinical trials.

Research and Development Expense.  Research and development expense increased $27,000 to $7,000 for the three months ended September 30, 2003 compared to $(20,000) for the three months ended September 30, 3002.  The increase was the result of additional consulting expenses of $2,000 and a $25,000 increase in other expenses primarily related to payments from CIBA to us, in 2002, offsetting costs we incurred in developing the PresVIEW incision device.  Consulting expenses increased primarily as a result of the amortization of prepaid consulting services supplied by Dr. Schachar as part of his Agreement, as discussed above.

Research and development expense decreased $55,000 to $102,000 for the nine months ended September 30, 2003 compared to $157,000 for the nine months ended September 30, 2002.  The decrease was the result of incurring $144,000 less in expenses which was partially offset by a charge of $89,000 for salaries and bonus in 2003 for certain personnel devoting full time to research and development.  Of the $144,000 decrease, $141,000 related to a decrease in costs incurred for the production of prototypes of the PresVIEW Incision device.  Other research and development expenses decreased $18,000.  These decreases were partially offset by a $15,000 settlement in the current year related to a dispute with a manufacturer of the PresVIEW incision device.  The increase in salaries was the result of the allocation of salaries for employees who were working full-time in this area in 2003.  These employees were terminated during the quarter ended June 30, 2003.

Research and development expenses are not expected to increase materially in the near term.  Most of our future research and development will be done by Dr. Schachar as part of his Agreement.   However, we may spend additional amounts on research and development if adequate funding is available.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $228,000 for the three months ended September 30, 2003 compared to $32,000 for the three months ended September 30, 2002.  Of the $196,000 increase, amortization of patents and trademarks increased approximately $155,000, amortization of the non-compete agreement was $49,000, and depreciation decreased approximately $8,000.

Depreciation and amortization expense was $502,000 for the nine months ended September 30, 2003 compared to $98,000 for the nine months ended September 30, 2002.  Of the $404,000 increase, amortization of patents and trademarks increased approximately $316,000, amortization of the non-compete agreement was $114,000, and depreciation decreased approximately $26,000.

The increase in patent and trademark amortization primarily reflects the $151,000 and $214,000 write-off of certain of our PSI and SEVFL patents for the three and nine months ended September 30, 2003, respectively, and the write-off of the Presby and related device trademarks of $95,000 in March 2003.  The amortization of the non-compete agreement began in March 2003 as a result of the capitalization of the non-compete component of Dr. Schachar’s Agreement.  Depreciation decreased for both periods primarily due to the write-off of surplus furniture and equipment in the third quarter of 2002, due to the reduction in their value in connection with the downsizing of our operations after the CIBA Agreement.

Other Income (Expense), Net.  Other expense of $30,000 for the three months ended September 30, 2003 consisted primarily of interest expense of $37,000 which was partially offset by $7,000 in interest income earned on our cash balances.  The interest expense represents the accretion of discount on the liability for Dr. Schachar’s Agreement.  Other income of $5,000 for the three months ended September 30, 2002 was primarily interest income earned on cash balances held by us.

Other expense of $67,000 for the nine months ended September 30, 2003 consisted primarily of interest expense of $88,000 which was partially offset by $21,000 in interest income on our cash balances.  The interest expense consisted of $1,000 paid on a bridge loan received in February 2003 to fund operations until the completion of the merger and private placement and $87,000 which represents the accretion of discount on the liability for Dr. Schachar’s Agreement.  Other income of $18,000 for the nine months ended September 30, 2002 was primarily interest income earned on cash balances held by us.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior year’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

Preferred Dividends.  Preferred dividends and the accretion of the discount on the preferred stock were $4,000 for the nine months ended September 30, 2003.  Preferred dividends and accretion of discount were $2,485,000 for the three months and $2,795,000 for the nine months ended September 30, 2002, respectively.  The decrease from 2002 to 2003 was due to the July 2002 agreement with the Series B preferred stockholders whereby the Series B preferred stockholders received approximately 1,199,837 additional shares of Series B preferred stock in lieu of any future dividends on their shares and the subsequent conversion of the Series B preferred stock to common stock in conjunction with the merger which was consummated in March 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,795,000 at September 30, 2003.  This represents an increase of $1,528,000 since December 31, 2002.  The increase was primarily funded from the $4,485,000 in funds received from the private placement, which was partially offset by $2,708,000 of funds used for operations, additions to patents and trademarks of $190,000, deferred offering expenses of $54,000, and additions to property and equipment of $13,000.  In order to fund operating expenses until the Merger Closing Date, we borrowed $250,000 in late February 2003, of which a majority was converted into our common stock at the closing of the private placement.  We paid interest of approximately $1,000 on this loan at the closing of the private placement.

From the funds received from the initial tranche of the private placement in March 2003, we plan to begin our Phase II FDA clinical trials in the United States, assuming FDA approval.  The actual start date will depend on the completion of the refinements to the PresVIEW Incision System, the timing of FDA approval, which could be delayed from its expected start date by the potential sale of Surgical by CIBA, and other factors.  We have retained Promedica to assist in the management of these FDA clinical trials.  We believe that these FDA clinical trials will start by the first quarter of 2004.  Depending on the exact start date, we will then incur significant costs associated with the trials.  While we have estimated that we would spend approximately $197,000 over the remainder of the year in preparing for these trials, subject to available funding, the actual costs to be incurred are subject to many variables, some of which are beyond our control.  Therefore, the actual amount that will be spent and when such funds will be needed may be materially different than this projection.  As a result of the delay in the funding of the second tranche as explained above, we currently do not have adequate resources to complete the FDA clinical trials.  Additional funding will be needed to complete the FDA clinical trials.

Even if the potential sale of Surgical does not affect us, the second tranche funding is received,  and minimum royalty and milestone payments are received, there is no guarantee that we will have enough funds to complete the FDA clinical trials and receive approval of the PSI for treating presbyopia, ocular hypertension and primary open angle glaucoma because of the uncertainties involved in obtaining regulatory approvals.  The preclinical and clinical testing process to obtain FDA approval is costly and time consuming.  There can be no assurance of the time and amount of testing that will be required to obtain FDA marketing approval, and, therefore, the FDA approval may require more funds than we will have available.

We expect sales of the PSI to start in Europe by the first quarter of 2004, subject to the completion of the refinements to the PresVIEW Incision System, the timing of CIBA’s marketing efforts and the impact, if any, of the potential sale of Surgical.  We do not expect significant revenue in 2004, as the re-introduction of the procedure in Europe will start with just a few physicians to monitor the success of the system.  Regardless of actual royalties earned on products sales, we are to receive a minimum royalty of $500,000 in the summer of 2004 for the twelve months ended March 2004, assuming CIBA wishes to maintain its exclusive licensing rights.

As noted above in the “Overview”, we have been advised by CIBA that while the process of the potential sale of Surgical is going forward, they will continue to operate in good faith under our agreement and that the preparation for the FDA clinical trials and European Union sales in this fiscal year will continue.  If the purchaser of the surgical business unit does not assume our license agreement, or if we do not agree to permit the assignment of the license to the purchaser, we may need to reestablish our own manufacturing, marketing, distribution and other functions.  We may also determine that we prefer to establish strategic agreements with various regional partners for some operations and perform other of these operations internally.  We can provide no assurance that we will be able to establish such agreements or successfully perform such operations within a reasonable time frame.  Nor can we be sure of our ability to finance such operations.

While we expect to operate with just four full-time employees in the near term and to keep costs as low as possible, we will be making $471,000 in payments to Dr. Schachar over the next twelve months in connection with his separation and consulting agreement and will have future severance payments of approximately $67,000 to another employee who was terminated in 2003.  We owe consulting payments to investment advisors and bankers for long-range financial planning and investor relations of $135,000 through February 2004.  As a result of our liquidity problems and pending any additional funding, these consulting payments have been temporarily deferred.  We have also taken steps to reduce our future public relation costs to a minimum, but other costs associated with being a public company, especially audit, legal, insurance, and director fees, and our FDA clinical trial costs will continue to be significant.

As discussed in the “Overview” above, a third party is obligated to purchase $1,000,000 of our common stock with detachable warrants in December 2003.  We also had expected to receive approximately $5,600,000 from the closing of the second tranche of the March 2003 private placement, when consummated, after fees and expenses.  The closing of the second tranche was dependent on certain milestones being met, one of which was the approval by Health Canada of commercial sales of the PSI for the treatment of primary open angle glaucoma and/or ocular hypertension.  Since our application was rejected by Health Canada in June 2003 and based on further discussions with them in October 2003, we believe that receipt of these funds will be significantly delayed.  In fact, if approval is delayed indefinitely, these funds may never be received.  In addition, the potential sale of Surgical could affect the timing of the start of the FDA clinical trials or efforts in regard to Health Canada approval and, thus, the timing of the closing of the second tranche.  The withholding of the second tranche funding is significant for us since it delays the receipt of vitally needed funds.  Without the funds from the second tranche, and after receiving the $1,000,000 from the sale of stock and warrants, we project that we have enough funds to operate only until May 2004 even if we carry on with our FDA clinical trials at a reduced level.  Therefore, by May 2004 or sooner, we may need to find additional financing.  Whether additional funds will be available and on what terms is unknown.

Therefore, we believe that the funds received in the initial tranche of the private placement, and the $1,000,000 anticipated to be received in December 2003, will not be adequate to fund the completion of the FDA clinical trials and pay other operating expenses until adequate revenues to cover these costs are achieved from royalty and milestone payments from CIBA.  We cannot be assured that by the time we need additional funds to continue to fund the FDA clinical trials and to meet ongoing operating expenses, that the milestones required before the second tranche is funded will have been met.  Nor can we be assured that we may not need to find additional financing to sustain operations until we complete the FDA clinical trials and that this additional financing will be available or on terms acceptable to us.  We cannot conclude, based on information available to us currently, that we have adequate cash resources and expected funds to be received that will allow us to continue as a going concern for the next twelve months.

In October 2003, in order to raise additional funds to sustain our operations for at least twelve months, we engaged an agent to conduct a best efforts private placement to raise gross proceeds of from $1,000,000 to $5,000,000.  While we will be seeking to raise funds from new and former Ocular investors who have represented that they are “accredited investors”, we are primarily targeting the March 2003 private placement investors (the “Tranche I Investor”).  As an incentive for the Tranche I Investor to participate, we have agreed that upon their subscribing for and purchasing a dollar amount equal to or greater than their initial investment in us, that Tranche I Investor’s obligation to fund their portion of the second tranche of the private placement will terminate.  We will also permanently waive the lock-up arrangement applicable to that Trance I Investor.  If the Tranche I Investor does not participate in this private placement, they will remain obligated to fund their second tranche commitment should the conditions precedent to that funding occur.  They will also still be subject to their lock-up agreement.  This private placement is scheduled to close in December 2003, unless extended by us.  As of the date of this quarterly report, the offering price of our common stock in this private placement exceeds our current market price. There can be no assurances at this time, however, that we will successfully complete this private placement at the current offering price, at a price comparable to market, or at all, or that we will be able to raise the necessary capital to sustain our operations for the next twelve months.  If this placement is successfully closed, we may negotiate a settlement of the $1,000,000 third party obligation due in December 2003, as discussed above.

Until we are able to determine (i) when the contingencies for the closing of the second tranche can be satisfied, or (ii) whether additional funds can be raised, we cannot be sure of the amount and timing of additional financing that might be available from these sources.  We may need to find additional means to fund our operations for the next twelve months.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional financing and, ultimately, to attain successful operations.

There can be no assurances that additional financing can be obtained on reasonable terms or at all.  We may seek a merger partner or the sale of our assets if additional financing is not available.  Our inability to obtain additional financing could have a material adverse effect on us.

OTHER

THIS QUARTERLY REPORT ON FORM 10-QSB DOES NOT CONSTITUTE AN OFFER TO SELL OR SOLICITATION OF AN OFFER TO PURCHASE SECURITIES OF THE COMPANY.  ANY OFFER OF SECURITIES MADE BY THE COMPANY OR OTHER PERSON ON BEHALF OF THE COMPANY MAY BE MADE ONLY PURSUANT TO MATERIALS AND OTHER OFFERING DOCUMENTS PREPARED BY THE COMPANY AND DELIVERED TO QUALIFIED PURCHASERS EXPRESSLY FOR USE IN CONNECTION WITH A PRIVATE PLACEMENT, AND ANY SUCH OFFER SHALL BE MADE IN COMPLIANCE WITH, OR PURSUANT TO AN EXEMPTION FROM, SECTION 5 OF THE SECURITIES ACT OF 1933.  THE SECURITIES OFFERED WILL NOT BE REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM REGISTRATION REQUIREMENTS.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  We are not a party to any agreement in which we are a guarantor of indebtedness of others.  Accordingly, the pronouncement is currently not applicable to us.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB.  This statement is effective for most contracts entered into or modified, and for most hedging relationships designated, after June 30, 2003.  Because we do not currently have any derivative instruments or hedging relationships, the adoption of this standard did not have any impact on our results of operations or financial condition.

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

It also does not affect the classification or measurement of convertible bonds or other outstanding shares that are conditionally redeemable.  Generally, these liabilities should initially be measured at fair value.  The statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, shall be effective at the first interim period beginning after June 15, 2003.  Restatement of financial statements issued for earlier periods is not permitted.  Our former Series B redeemable preferred stock, which was exchanged for common stock in March 2003, was redeemable at the option of the holder.  Therefore, this statement does not change the prior accounting for that preferred stock.  We do not currently have any instruments affected by this statement and, therefore, the standard will not have any impact on our results of operations or financial condition.

Cautionary Statement under the Private Securities Litigation Reform Act of 1995:  This Quarterly Report on Form 10-QSB contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management.  When used in this document, the words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “should”, “plan”, “potential” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  Such risks and uncertainties include, among other things, those described below.   Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made or to reflect the occurrence of unanticipated events.

RISK FACTORS

Risks Related to Our Business and Industry

We are currently dependent on our strategic partner, CIBA.  The strategic alternatives that CIBA is seeking for its surgical business unit, including the sale of that business unit, could have a material adverse effect on our business.  In August 2003, an investment bank hired by CIBA distributed a confidential information memorandum soliciting bids to acquire the surgical business unit of CIBA.  The sale of the surgical business unit would likely include the assignment and assumption of contractual obligations of the surgical business unit, including our agreement with CIBA, and the transfer of the surgical business unit’s employees to the purchaser.  We do, however, possess the right to approve any assignment of our agreement with CIBA.  Although CIBA has the right to sub-license our agreement, subject to our approval, which may not be unreasonably withheld, any sub-license to a third-party must be on the same terms and conditions as the original license.

We are dependent on CIBA for the commercialization of our products, part of our future capital needs and other license obligations, many of which are performed by the surgical business unit of CIBA.  We cannot be assured that we will be successful in maintaining our existing collaborative relationship with CIBA or, in the event that the surgical business unit is sold, establishing a collaborative relationship that is beneficial to us with the purchaser of that business.  Accordingly, our future success may depend on the performance by CIBA, or the purchaser of the surgical business unit, under the license agreement and our ability to maintain our collaborative relationship with CIBA or to establish a collaborative relationship with the purchaser of the surgical business unit.

If the purchaser of the surgical business unit does not assume our license agreement, or if we do not agree to permit the assignment of the license to the purchaser, we may need to reestablish our own manufacturing, marketing, distribution and other functions.  We may also determine that we prefer to establish strategic agreements with various regional partners for some operations and perform other of these operations internally.  We can provide no assurance that we will be able to establish such agreements or successfully perform such operations within a reasonable time.  Nor can we be sure of our ability to finance such operations.

If we do not receive and maintain regulatory approvals for our products, we will not be able to market and sell our products.   We cannot market and sell our products or surgical procedure in the United States until the products receive approval from the FDA, and there can be no assurance that we will receive approval.  Before receiving FDA clearance to market and sell a product, we must demonstrate that the product is safe and effective in the patient population that will be treated for specific indications.  Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated,  a program to be terminated or delays in receiving approval.  We have limited experience in conducting or managing the clinical trials necessary to obtain regulatory approval.   Instead, we rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations, including CIBA, to perform certain other tasks.  As a result, we may face additional delaying factors outside our control.  In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action or changes in FDA policy, FDA interpretation during the period of product development, clinical trials or FDA regulatory review.  Therefore, the actual time and expenditures required to pursue FDA approval are beyond our control and cannot be predicted.

We received approval for and have conducted feasibility clinical trials in the United States on the PSI for the treatment of presbyopia.  We have submitted the clinical trial data to the FDA and are seeking additional approvals to conduct subsequent portions of the total proposed clinical trial.  The FDA may decline to authorize additional clinical trials or may substantially delay these trials for a variety of reasons.  We also plan to submit an application to the FDA to conduct clinical trials on the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  The FDA may not approve the proposed study or may significantly delay the study, if approved.  The PresVIEW Incision System and the ultrasound technology developed by OTI of Toronto, Canada will also require FDA approval to be used in conjunction with the PSI in the United States.  Although the approval process for these products is not expected to be lengthy relative to the PSI and will probably be conducted concurrently with the PSI approval process, neither CIBA nor we have determined specifically the regulatory process that may be required.

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

We will require additional financing to conduct our operations and fund our FDA clinical trials.  We believe that the second tranche of the private placement will not be consummated by May 2004, when we anticipate we may exhaust our current cash resources.  As a result, we do not currently have sufficient financial resources to fund our operations for the next twelve months.  In addition, we will require substantial additional capital to fund our future operations and conduct our FDA clinical trials over the next several years.  Therefore, we may be required to seek additional funding through collaborative arrangements with corporate partners and through public or private debt or equity financings.  Any additional equity financing may be dilutive to stockholders, and any debt financing, if available, may involve restrictions on our ability to pay dividends on our capital stock or the manner in which we conduct our business.  We can give you no assurances that additional funding will be available in sufficient amounts, or at all, when needed.  We anticipate, at a minimum, approximately $1.0 million of additional funding will be required, in addition to our current funds, to sustain our operations through September 2004.  Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the prospects for our business.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, clinical studies and/or regulatory activities or may cause us to cease our operations.

We may be unable to obtain all of the funding from the second tranche of the private placement due to the loss of our security interest in the shares of our common stock issued in the first tranche of the private placement.  Investors who participated in the first tranche of the private placement were required to irrevocably commit to the second tranche.  The closing of the second tranche (and the funding of investor funds in connection with the second tranche) is contingent on certain events.  The second tranche investment commitment is secured by the shares issued in the first tranche.  Under a lock-up arrangement, these investors may sell up to 9% of the shares they acquired in the first tranche each month upon the earlier of the effective date of a registration statement covering those shares or the first anniversary of the closing in March 2004.  In any case, the security interest on any shares not previously released will expire on March 6, 2005.

To the extent that these investors sell their shares acquired in the first tranche in accordance with their lock-up agreements, our security interest in these shares will decrease.  If the second tranche is not closed by March 2005, then we will also lose any remaining security interest in these shares.  Since we believe the conditions required to cause the closing of the second tranche of the private placement are significantly delayed until at least 2005, most or all of the secured interests in the shares issued in the first tranche may no longer exist at the time the second tranche can close.  Consequently, if the market price for shares of our common stock is then below $2.00 per share, certain of these investors who are obligated to invest in the second tranche may decide not to fund their commitment, and we would no longer have the shares issued in the first tranche as security for their commitment.  We intend to pursue legal remedies available to us in the event that an investor does not honor its commitment to fund the second tranche; however, it may be too expensive or impractical to pursue these remedies.

We are required to maintain the effectiveness of a registration statement related to shares issued in the private placement until March 2004.  Pursuant to registration rights agreements with certain stockholders who acquired their shares in the March 6, 2003 private placement, we are subject to penalty payments of additional shares of our common stock if a registration statement related to their shares is not effective as of November 1, 2003 and if we do not maintain the effectiveness of that registration statement through March 6, 2004; provided, however, these penalty payments are not payable if the second tranche of the private placement has not closed.  The registration statement has not been declared effective as of the date of this filing.  However, we do not expect the closing of the second tranche of the private placement to occur prior to March 2004 and, therefore, do not expect any of the penalty shares to be issued.  If we were required to issue any of these penalty shares, the investment of other stockholders who did not receive these shares would be diluted.

We rely on third-party sales, marketing, manufacturing, training and customer service, which are out of our control and may have a negative effect on our business.  We have a limited staff of four full-time persons.  We have no sales, manufacturing, training or customer service staff.  We have marketed and sold only a relatively small number of the PSI.  Except as contemplated under the CIBA Agreement, we have not yet established the manufacturing capacity or the distribution, marketing, sales staff and expertise necessary to commercialize the potential market.  Instead, we will depend on third parties, primarily CIBA, to execute these aspects of our business.

Under the CIBA Agreement, CIBA will be training ophthalmologists on the surgical procedure and providing customer service.  This agreement provides that either party has the right to terminate the agreement if the other party becomes insolvent or materially breaches the agreement and fails to cure such breach.  If either party terminates the agreement, we would have to develop new arrangements with other third parties or hire a significant number of new staff, either of which may result in substantially higher costs or lower revenues to us.  Additionally, since all of our revenues for the foreseeable future are expected to be received from CIBA, our financial condition is highly dependent on CIBA’s financial ability to pay royalties and milestone payments when they come due.

Although CIBA has an economic incentive to sell our products, CIBA could determine that the products do not provide the necessary profit margins or could decide to reduce its allocation of resources to market our products in some or all markets.  We do not have any control over CIBA’s marketing plans or budget, including pricing and product bundling, and CIBA could devote substantially less funding than required to effectively market our products.  Furthermore, no assurance can be given that CIBA will be effective in selling and marketing our products.

As contemplated in the CIBA Agreement, we have completed the transition of manufacturing responsibility to CIBA.  As a result, CIBA is required to use its commercially reasonable efforts to manufacture the PSI and related products.  We cannot be assured that CIBA will manufacture our products in accordance with various governmental regulations or that CIBA will produce and maintain appropriate inventories of our products to service the potential market.  CIBA could limit its production of the PSI to free up manufacturing capacity for other products.   If we or CIBA fail to produce enough of a product at a facility, or if our manufacturing process at that facility is disrupted, CIBA or we may be unable to deliver that product to our customers on a timely basis.  A failure to deliver products on a timely basis could lead to customer dissatisfaction, damage to our reputation, and have a negative impact on our sales and profitability.

We terminated our manufacturing operations and have not maintained them to meet CE mark specifications, as we have transferred that function to CIBA.  CIBA has a sufficient inventory of the PSI device on hand to satisfy the projected demand into 2005.  However, if we were required to restart our manufacturing operations and meet CE mark standards, it would be difficult and involve a major commitment of funds, resulting in a potential interruption, at a later time, of the distribution of our products in foreign markets.  The Company may outsource the manufacturing to a third party which could increase these costs compared to the costs we incurred prior to the CIBA Agreement.

We have a history of net losses and limited revenues; we expect to continue to incur net losses, and we may never achieve or maintain profitability.  We began operations in August 1994 and have a limited operating history upon which you can evaluate our business.  We have incurred losses every year since we began operations.  As of September 30, 2003, our accumulated deficit was $21,658,000, including a net loss of $1,448,000 for the quarter ended September 30, 2003.  These losses have resulted primarily from expenses associated with research and development activities, pre-clinical and clinical trials, obtaining regulatory approvals in international markets and general and administrative expenses.  We anticipate that our operating expenses will increase substantially for the foreseeable future as we expand our FDA clinical trials in the United States, subject to the availability of funding.

To become profitable, royalty income generated from our agreement with CIBA must substantially increase.  For the past three full years, our total revenues have been $1.5 million.  If substantial growth in our sales does not occur through royalty revenues from CIBA, we may not be able to achieve or maintain profitability in the future.  The amount of net losses and the time required to reach profitability are highly uncertain and, thus, no assurance can be given that we will ever achieve profitability.

We have a limited operating history, a single unproven product to date and our business may not become profitable.  We have spent the past nine years concentrating our efforts on the development of the PSI and the related surgical procedure for the correction of presbyopia and, more recently, for the treatment of ocular hypertension and primary open angle glaucoma.  Sales of the PSI are currently restricted to certain international markets pending approval of the product by the FDA in the United States.

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

For the next several years, our revenues will be dependent on the SSP for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma utilizing our patented PSI.  There can be no assurance that the PresVIEW technology will be proven safe and effective, or that if proven safe and effective, the technology will be successfully commercialized.  To improve the surgical outcomes of the SSP, we developed the PresVIEW Incision System, which we believe consistently produces incisions of accurate length and depth for the placement of the PSI.  CIBA and we are in the final stages of developing and testing this device.  Also, CIBA has separately partnered with OTI of Toronto, Canada for ultrasound mapping technology, which is being incorporated into a new protocol for the SSP to help the surgeon identify preoperatively the exact locations on the surface of the eye for the PSI.  The success of the SSP may be dependent upon the successful integration and enhancement of these two new devices into the SSP.  The amount of time required to establish significant production of the PresVIEW Incision System remains uncertain as of this date.

We and CIBA currently rely on single sources for components of the PresVIEW Incision System, the disposable blade and the PSI, and other sources may not be available or they may not properly provide products.  These products are currently provided to CIBA by single sources.  If one or more of these vendors are lost, delivery of our products could be delayed or prevented and our business would suffer.  If CIBA or we were unable to produce our products in a cost-effective or timely manner, or if the manufacturing of our products were interrupted, our business, financial condition and results of operations could be materially adversely affected.

Many of the manufacturing processes require a significant degree of technical expertise.  If these third-party vendors and manufacturers fail to produce to our specifications or inadvertently use defective materials in the manufacturing process, the reliability and performance of our products will be compromised.  CIBA has control over the selection of vendors, and they may or may not continue to use our existing key vendors.  If a change in vendors is not handled properly, delivery of our products could be delayed or prevented and our business could be materially adversely affected.

We are dependent on our management, key personnel and consultants, and may be dependent on the recruitment of additional personnel to succeed, and the loss of such personnel or consultants may damage our business.  Our founder, Dr. Ronald A. Schachar, is the inventor of the PSI and currently serves as a consultant for us.  Our existing products and future product candidates are based on theories and research developed by Dr. Schachar.  Other principal executive officers, consultants and key personnel have extensive knowledge of our PresVIEW technology, the PresVIEW Incision System and the research and development efforts needed to bring the products to market.  The loss of the services of any of our executive officers, other key personnel or consultants could have a material adverse effect on our business and financial condition.

Our success and business strategy may be dependent in large part on our ability to attract and retain key management, scientific and operating personnel.  These persons are in high demand and are often subject to competing employment offers.  We may also need to develop expertise and add skilled personnel or retain consultants in the areas of research and development, clinical trials, government approvals, and possibly sales, marketing and manufacturing in the future.  There can be no assurance that we will be able to attract and retain the qualified personnel or develop the expertise needed for our business.  We currently have a small management group with limited operating experience.  The inability to hire additional personnel and develop expertise as needed could have a material adverse effect on us.

Dr. Schachar and we have entered into a severance and consulting agreement, which expires upon the earlier of Dr. Schachar’s receipt of $1.75 million from us or the fifth anniversary of the agreement.  In the event that this agreement is terminated by either party,  we might be required to seek a replacement for Dr. Schachar, and his replacement may not be as knowledgeable or effective as Dr. Schachar, which could negatively affect the development of our early stage products.

We hired a new chief executive officer in 2002, and in conjunction with the merger, we had a significant change in the board of directors, and this change may be disruptive to our business.  Terence A. Walts, our president and chief executive officer, was elected to these positions as of September

1, 2002.  Mr. Walts and four of our other current directors joined the board of directors of Refocus effective March 17, 2003.  Mr. Walts and three of our other current directors, however, were members of the board of directors of Presby prior to the merger.  In addition, two other board members were appointed on the closing date of the merger.  Further, Richard H. Keates, M.D. was appointed to our board of directors in May 2003, upon the resignation of Robin G. Terrell.  As a result, all of our current directors, including Mr. Walts, will have joined board of directors of Refocus since March 2003.  Although our board of directors believes that the changes in management and in the board are necessary and desirable developments as we transition from being only a research and development company, there can be no assurance, however, that these changes will not have a disruptive effect on our operations and business prospects.

CIBA and we face various international risks that may cause an increase in costs.  CIBA and we face risks due to our reliance on sales in international markets.  Our future success will depend in part on the continued expansion of international sales of the PSI.  International operations expose CIBA and us to risks, including:

•                  need for export licenses;

•                  unexpected regulatory requirements;

•                  tariffs and other potential trade barriers and restrictions;

•                  political, legal and economic instability in foreign markets;

•                  longer account receivable cycles;

•                  difficulties in managing operations across disparate geographic areas;

•                  foreign currency fluctuations;

•                  reduced or limited protection of our intellectual property rights in some countries;

•                  dependence on local distributors; and

•                  potential disruptions in sales or manufacturing due to military or terrorist acts.

If one or more of these risks materialize, CIBA’s or our sales to international customers may be less than expected and costs may be more than expected, which could negatively impact our financial condition.

Due to our dependence on the PSI, failure to achieve market acceptance in a timely manner could harm our business.  Even if regulatory authorities approve our products, the PSI and the PresVIEW Incision System may not be commercially successful.  Acceptance of and demand for the PSI and the PresVIEW Incision System will depend largely on the following factors:

•                  awareness and acceptance by ophthalmologists and patients of our product as safe and effective;

•                  safety, effectiveness and pricing of alternative products;

•                  prevalence and severity of side effects associated with our product;

•                  pricing of our product to both the ophthalmic community and the consumer;

•                  safety and effectiveness for all targeted indications (i.e., presbyopia, primary open angle glaucoma and ocular hypertension);

•                  the amount of training required for the proper use of the PresVIEW Incision System and insertion of the PSI;

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

•                  successful seeding efforts with noted physicians and commercialization in Europe preceding FDA approval;

•                  our ability to decrease the technical skill level of surgery required for outstanding outcomes via the standardization and automation steps provided by the PresVIEW Incision System and the ultrasound mapping technology; and

•                  resolution and/or clarification of the various scientific theories of what causes presbyopia and the specific mechanism of action involved in the SSP.

Because all of our revenues over the next several years are projected to come from royalties based on the sale of the PSI and related products, our financial performance will depend upon ophthalmologist adoption and patient awareness of the SSP.  If CIBA or we are unable to convince ophthalmologists to use the PSI, we may not be able to generate revenues because our other product candidates are not ready for commercialization.

In order for CIBA or us to sell our products, ophthalmologists must recommend and endorse them.  We may not obtain the necessary recommendations or endorsements from ophthalmologists.  Acceptance of our product is dependent on educating the ophthalmic community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our product compared to competitive products and on training ophthalmologists in the proper application of our product and the surgical techniques of the SSP.  No assurance can be given that the medical community or the patients will accept the SSP over current conventional treatments.

If we fail to keep pace with advances in our industry or fail to persuade physicians to adopt new products that we introduce, customers may not buy our products and our revenues and profits may decline.  The ophthalmic industry is characterized by rapid product development, with a significant competitive advantage gained by companies that introduce products that are first to market, constant innovation in products and techniques, frequent new product introductions and price competition.  Our future growth depends, in part, on our ability to develop products that are more effective in treating diseases and disorders of the eye or that incorporate the latest technologies.  In addition, CIBA or we must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use the new products that we introduce.  Many doctors are reluctant to switch a patient to a new treatment.  For example, ophthalmologists may be reluctant to cease a patient’s current treatment for glaucoma, if the current treatment remains effective.  Also, sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products.  Similarly, if we fail to make sufficient investments in research and development programs or if we focus on technologies that do not lead to more effective products, our current and planned products could be surpassed by more effective or advanced products.

We are subject to extensive government regulation that increases our costs and could prevent us from or delay us in selling our products.  Our products (including the PSI and the PresVIEW Incision System) are subject to extensive governmental regulation.  Government regulation includes inspection of and controls over testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, record keeping and the sale and distribution of medical device products and samples.  CIBA is also subject to similar government regulation, including the prices it will charge, the rebates it may offer to customers and the methods of its marketing.  Government regulation substantially increases the cost of developing, manufacturing and selling our products.

We are required to obtain the approval of regulatory agencies worldwide before CIBA or we can market and sell the PSI or other products and to undergo rigorous inspections by these agencies.  In the United States, we must obtain FDA approval or clearance for each medical device before the devices can be marketed and sold.  The FDA approval process is typically lengthy and expensive, and approval is never certain.  In order to obtain these approvals, our products must be shown to be effective and safe for use in humans.  In addition, products distributed outside of the United States are subject to government regulation, which may be equally or more demanding.  Our products could take a significantly longer time than we expect to gain regulatory approval or may never gain approval.  If a regulatory authority delays approval of a product, our market value and operating results may decline.  Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product or may otherwise limit CIBA’s or our ability to promote, sell and distribute a product.  A regulatory agency may require post-marketing studies.  If we are unable to obtain regulatory approval of our products, CIBA and we will not be able to market these products, which would result in a significant shortfall in our sales.  Currently, CIBA and we are actively pursuing approval of our products from regulatory authorities in a number of countries, including the United States.  Growth in our sales will depend on the timely and successful introduction and marketing of some or all of our products.

The clinical trials required to obtain regulatory approvals are complex and expensive and their outcomes are uncertain.  We have incurred and will continue to incur substantial expense for, and will continue to devote significant time to, clinical trials, but we cannot be certain that the trials will ever result in the commercial sale of a product.  Positive results from pre-clinical studies and early clinical trials do not ensure positive results in later clinical trials that form the basis of an application for regulatory approval.  We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results.    Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a pharmaceutical or medical device candidate.  The FDA, another regulatory authority or we may suspend or terminate clinical trials at any time if they or we believe that the trial participants face unacceptable health risks.

CIBA and we are also required to demonstrate compliance with the FDA’s quality system regulations before we can receive FDA approval for the PSI and the PresVIEW Incision System.  The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections.  These regulations relate to product testing, vendor qualification, design control, product manufacturing and quality assurance, as well as the maintenance of records and documentation.  If CIBA or we are unable to conform to these regulations, we will be required to locate alternative manufacturers that do conform.  Identifying and qualifying alternative manufacturers may be a long and difficult process and the delays could seriously harm our business.

Medical devices are also subject to post-market reporting requirements.  If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing and sales of the product.  Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

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

We currently lack long-term data regarding the safety and efficacy of our product and may find that long-term data does not support our short-term clinical results.  The SSP is a new and revolutionary technology with only a relatively limited number of clinical cases to date.  The long-term effects, if any, of the procedure have not been determined.  The human eye may or may not tolerate the presence of the PSI.  The PSI may ultimately result in undesirable side effects or medical complications.  We are unaware of any patient who has suffered any significant damage to their vision or experienced any serious complications in the investigational surgeries conducted to date.  The complications experienced to date appear to be minor and related to the evolution of the surgical technique.  Further clinical testing of the PSI could reveal other complications and side effects, which could bear on the long-term safety and efficiency of the PSI, any of which could have a material adverse effect on our business.  There can be no assurance that the PSI and the related surgical procedure will not result in latent complications or that the SSP is fully reversible in all patients.

We face competition from alternative therapies, and sales of our products may be less than our expectations.  We compete with many domestic and foreign competitors, who conduct business in various rapidly evolving and technologically advanced fields, including medical device, pharmaceutical and biopharmaceutical companies.  For example, in the worldwide presbyopia market, the PSI will compete with reading glasses, bifocals, multifocal glasses, and the bifocal and multifocal contact lens industry, as well as alternative surgical techniques.  There are world leaders in these markets such as: Varilux, Bausch & Lomb, Vistakon (a subsidiary of Johnson & Johnson), Alcon, Allergan and VISX.  For the treatment of ocular hypertension and primary open angle glaucoma, we will compete with major pharmaceutical companies, including Alcon, Allergan, Bausch & Lomb, Merck and Pharmacia.  These competitors may develop technologies and products that are more effective, easier to use or less costly than any of our current or future product candidates or that could render our technologies and product candidates obsolete or noncompetitive.  Many of these competitors have substantially more resources, as well as more product development, manufacturing and marketing experience and capabilities, than we do.  In addition, many of our competitors have significantly greater experience than we do in conducting pre-clinical testing, clinical trials and in obtaining FDA and other regulatory approvals of products and therapies.

The vision correction industry is intensely competitive.  The significant competitive factors in the industry include price, convenience, acceptance of new technologies, patient satisfaction, and government approval.  Our ability to compete successfully depends, in part, on our ability to respond quickly to medical and technological change and user preference through the development and introduction of new products that are of high quality and that address patient and surgeon requirements.  We compete with many larger companies that enjoy several competitive advantages, including established distribution networks; established relationships with health care providers and payors; additional lines of products; the ability to bundle products to offer higher discounts or other incentives to gain a competitive advantage; and greater resources for product development, sales and marketing and patent litigation.  If we are unable to compete effectively against existing or future competitors, sales of our products may be significantly less than our expectations.

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

The royalty rates to be paid to us on the net sales of our products set forth in the CIBA Agreement are in effect until the later of the expiration of the patent rights in a country or 20 years from the date of the agreement.  This period is referred to as the “Royalty Period.”  In the event that our patent rights expire or are invalidated in any country during the Royalty Period, the royalty rate for net sales in that country significantly decreases to a 3% “know how” rate.  Following the expiration of the Royalty Period, CIBA’s license shall be fully paid up and royalty free with respect to future sales of our products.

Resources devoted to research and development may not yield new products that achieve commercial success, and we would be dependent only on the PSI for sales.  In the past, we have devoted substantial resources to research and development.  In the foreseeable future, we plan to devote relatively less resources to research and development.  The research and development process is expensive, prolonged and entails considerable uncertainty.  Development of a new product, from discovery through testing and registration to initial product launch, typically takes between four and ten years for a medical device.  These periods vary considerably from product to product and country to country.  Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market these products successfully.  None of the products currently in our development pipeline may be commercially successful.

Surgeon training and the ability of surgeons to routinely achieve a good surgical result for virtually all patients is important to our success.  Failure, for any reason, by surgeons to achieve good results will harm our business.  During the course of the development of the PSI, the PresVIEW Incision System and the related surgical procedure, the surgical technique and surgical instruments have evolved and changed as we attempted to make the surgical procedure easier for the surgeon to perform.  The SSP, while using surgical skills similar to other ophthalmic surgical procedures, is a relatively new surgical technique that requires training and precise execution by the surgeon.  Over recent years and even in recent months, some surgeons have not been able to successfully use the PresVIEW Incision System.  Some surgeons have not been able to successfully place the PSI in the sclera of the eye to achieve the necessary effect.  Certain of these surgeons have chosen to publish their unsuccessful clinical results.

It is critical to CIBA’s sales effort to train a sufficient number of physicians to properly perform the SSP.  We understand that CIBA intends to educate ophthalmic surgeons through presentations at international conferences and through surgical training courses.  If physicians are not properly trained, they may misuse or ineffectively use our products resulting in unsatisfactory patient outcomes, patient injury and related liability or negative publicity.  If CIBA or we are not successful in adequately training surgeons, or perhaps in further improving the technique and surgical instruments so that all surgeons with the requisite skills can routinely obtain good surgical results, our business will be significantly harmed.

We may be subject to future product liability litigation that could be expensive and may result in the inability to obtain insurance coverage.  The manufacture, distribution and sale of medical devices are inherently subject to the risk of product liability claims. CIBA and we use appropriate efforts to take reasonable precaution in the handling, testing, packaging and distribution of the product to minimize potential liability.  Nonetheless, it is possible that the Company and CIBA may become subject to litigation involving the PSI, both in domestic and international markets.  We have provided and may continue to provide certain limited indemnities to academic or other institutions that are participating in the FDA clinical trials.

We have obtained $5.0 million in product liability insurance coverage.  The coverage is on a claims made basis, and has a retroactive effective date to the date of incorporation of Ocular in August 1994.  Despite such coverage, we may be subject to claims that exceed the insurance coverage and these claims may have a material adverse effect on us.  In addition, we may require increased product liability coverage if sales of our products increase.  Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all.  We have not been subject to any product liability litigation to date.

Although we are not currently subject to any product liability proceedings, we may incur material liabilities relating to product liability claims in the future, including product liability claims arising out of procedures performed using the PSI or our surgical equipment.  The combination of our insurance coverage, cash flows and reserves may not be adequate to satisfy product liabilities we may incur in the future.  Even claims without merit could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees.  Successful product liability claims could have a material adverse effect on our financial condition.  Under our agreement with CIBA, CIBA indemnifies us from certain claims and potential losses associated with our products manufactured by CIBA.

We may be subject to future claims from physicians who disagree with our return policy, and we may incur unexpected expenses to resolve the complaints.  A number of ophthalmologists with practices based in the United States purchased surgical kits, including the PSI, at international locations.  While certain of these physicians conducted investigational surgeries at international locations for the purpose of research, many of these physicians purchased our products with a desire to participate in the anticipated clinical trials of the PSI, which are regulated by the FDA.  All of these physicians were aware that the PSI was not approved by the FDA for use in the United States at the time of their purchase.  We did not sell the products subject to a right of refund.  Nevertheless, several of these ophthalmologists have requested a refund or have recently informed us that if they are not selected to participate in the clinical trials, they plan to return the products with a request for a refund.  Due to our agreement with CIBA, we do not have full control over the selection process of the ophthalmologists to become the investigators and, thus, cannot ensure that these physicians will be selected to participate in the clinical trials.  Any discussions are preliminary and the amount of liability, if any, to these physicians is uncertain at this time.

We established a reserve of $50,000 at December 31, 2001, as an estimate of the cost of providing replacement PSIs to all physicians that might have PSI inventory on hand.  The packaging of the PSI provides guaranteed sterility only for a limited period of time.  We have encouraged physicians to await the availability of the PresVIEW Incision System for use in future SSPs.  The sterility dating of the packaging of the physicians’ inventories of the PSI may be expired by the time the physicians are prepared to once again perform the surgical procedure.  Subject to CIBA’s consent, we intend to replace the PSI inventory of physicians with the new CIBA packaged PSI.  Actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, our estimate and additional charges may have to be taken.

As a result of our continued suspension of sales and the award of distribution rights to CIBA, we have been notified by two of our foreign distributors that they are seeking refunds on unsold products remaining in their inventory.  We did not sell our products with a right of return and do not believe we have any liability to repurchase these products at this time.

Failure by users of our products to obtain adequate reimbursement from third-party payors could limit market acceptance of our products, which could impact our sales and profits.  The initiatives of managed care organizations and governments to contain healthcare costs in the United States and elsewhere are placing an increased emphasis on the delivery of more cost-effective medical therapies. This emphasis could adversely affect sales and prices of our products.  For example:

•                  major third-party payors for hospital services, including government insurance plans, Medicare, Medicaid and private healthcare insurers, have substantially revised their payment methodologies during the last few years, resulting in stricter standards for reimbursement of hospital and outpatient charges for some medical procedures, including cataract and intraocular lens procedures.  Because of increased transparency of prices following the adoption of the euro, member governments in some countries in the European Union are requesting price reductions to match prices charged in other countries in the European Union;

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

Currently available surgical procedures to improve vision, such as laser refractive surgery, are generally not reimbursable by third-party payors.  We believe that third-party payors will not provide reimbursement to patients for the SSP if the procedure is undergone for the treatment of presbyopia.  Third-party payors or government insurance programs may provide some level of reimbursement to patients that undergo the SSP for the treatment of ocular hypertension or primary open angle glaucoma.  In the United States, this reimbursement may not be available immediately at FDA approval or, if available, any reimbursement may be limited, thereby adversely affecting CIBA’s or our ability to sell our medical devices on a profitable basis for the treatment of ocular hypertension or primary open angle glaucoma.  Further, an adverse coverage decision by the Centers for Medicare and Medicaid Services, the United States government agency that oversees the Medicare and Medicaid programs, could adversely influence private insurers, as well as other public payors.

Reductions in the prices for our products in response to the trends noted above could reduce our profits.  Moreover, the SSP for the treatment of ocular hypertension and primary open angle glaucoma may not be covered in the future by third-party payors.  Consequently, ophthalmologists, out-patient surgical facilities, hospitals and other health care providers may be reluctant to purchase our products if they do not receive substantial reimbursement for the cost of our products and for procedures performed using our surgical medical device products from third-party payors, including Medicare and Medicaid in the United States and health insurance programs, both governmental and private.  Therefore, the failure of our products to be so covered could cause our profits to decline.

Since the SSP treats presbyopia, as well as ocular hypertension and primary open angle glaucoma, a decline in the price of the PSI due to price pressures by third-party payors could result in a price decline for the PSI used in the treatment of the other indication.

Economic conditions and price competition may cause sales of our products used in elective surgical procedures to decline and reduce our profitability.  Sales of products used in elective surgical procedures may be adversely impacted by economic conditions.  Generally, the costs of elective surgical procedures are borne by individuals without reimbursement from their medical insurance providers or government programs.  Accordingly, individuals may be less willing to incur the costs of these procedures in weak or uncertain economic conditions and there may be a decline in the number of these procedures.  Sales of the PSI worldwide may come under pressure and may remain under pressure if current weak economic conditions persist and, therefore, our revenues from royalties would likely have a corresponding decline.

We may be required to bring litigation to enforce our intellectual property rights, which may result in substantial expense.  We rely on patents to protect our intellectual property rights.  We have 18 issued United States patents and 24 issued or published international patents.  We have 12 pending United States patent applications and 57 pending international patent applications.  Related to the PresVIEW technology, we have 11 issued United States patents and 18 issued or published international patents.  Related to the PresVIEW technology, we have 10 pending United States patent applications and 52 pending international patents.  The patents associated with the PresVIEW technology have expiration dates ranging from 2012 to 2020.  The patents and patent applications related to our early stage products generally do not expire until after 2015.  The strength of our patent portfolio, however, is uncertain.  In particular, our competitors and others entities may allege that:

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

Further, because of the uncertain nature of patent protection, we cannot be certain that:

•                  others will not independently develop similar or alternative technologies or duplicate our technologies,

•                  others will not develop enhancements to our technology which are beneficial to us but that may require that we license or provide some compensation for such enhancements,

•                  any of our pending patent applications will result in further issued patents, or

•                  any patents issued to us will provide a basis for commercially viable products, will provide us with any competitive advantages or will not face third-party challenges or be subjected to further proceedings limiting their scope.

We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions.  We could also become involved in opposition proceedings in foreign countries challenging the validity of our patents.  In addition, costly litigation could be necessary to protect our patent position.  In some jurisdictions, patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are somewhat uncertain.  We may not prevail in any lawsuit or, if we do prevail, we may not be awarded commercially valuable remedies.  In addition, it is possible that we will not have the resources required to pursue necessary litigation or to otherwise protect our patent rights.  Failure to protect our patent rights could harm us.

We have been involved as plaintiffs in three lawsuits in the United States related to our patented technology for the SSP.  For more information on these lawsuits, see our Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission.

Patent rights in jurisdictions outside the United States are even more uncertain and difficult to protect.  There may be patents in certain international jurisdictions that are not enforceable or, if enforceable, the Company or CIBA may determine not to attempt to enforce these rights due to the expense, the likelihood of prevailing or for other reasons.  Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.

Pursuant to our agreement with CIBA, a Patent Litigation Committee (the “PLC”) has the responsibility to facilitate communication and decision-making concerning all threatened and potential claims relating to patent infringement.  The PLC is composed of two members from CIBA and two members from the Company.  As a result, we cannot control the PLC’s actions, and the PLC could take action or fail to take action that causes damage to our patent and other intellectual property rights.  CIBA is entitled to apply 50% of any unrecovered, reasonable expenses from claims paid to third-parties as an offset against royalties that may be payable to us.

We rely on trade secrets, unpatented proprietary know-how and continuing technological innovation, which we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business, including CIBA.  We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees and current employees, despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions.  These individuals or CIBA or their employees may breach these confidentiality agreements and our remedies may not be adequate to enforce these agreements.  Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and these disputes may not be resolved in our favor.  Furthermore, our competitors may independently develop trade secrets and proprietary technology similar to ours.  If we do not receive patents for products arising from our research, we may not be able to maintain the confidentiality of information relating to such products.

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

Our products could infringe upon the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.  Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims.  We may be required to pay substantial damages, including triple damages, for past infringement if it is ultimately determined that our products infringe a third-party’s patents.  Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.  Further, we may be prohibited from selling our products before we obtain a license from the owner of the relevant technology.  If such a license is available at all, it may require us to pay substantial royalties.

Under our agreement with CIBA, and if mutually agreed by the PLC, CIBA shall control and be responsible for the cost of defense of patent infringement claims against us related to our products licensed by CIBA.  We are responsible for reimbursing CIBA up to 100% of the defense costs if funds are paid to a third-party as a result of infringement by us.  Since CIBA controls the defense of these claims, we cannot be assured that CIBA will take actions that are in our best interest in these matters.

CIBA or we may implement a product recall or voluntary market withdrawal due to product defects or product enhancements and modifications, which would significantly increase our costs.  The manufacturing and marketing of medical devices and surgical equipment and instruments involves an inherent risk that our products may prove to be defective or cause a health risk.  In that event, CIBA or we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority.  We have recalled products in the past as explained later in this section and, based on this experience, believe that the occurrence of a recall could result in significant costs to CIBA or us, potential disruptions in the supply of our products to our customers and potential adverse publicity, all of which could harm CIBA’s and our ability to market our products.  A recall of one of our products or a similar product manufactured by another manufacturer could impair sales of the products we market as a result of confusion concerning the scope of the recall.

We have devoted substantial financial and management resources to research and development and the enhancement and improvement of both the patented PSI and SSP.  In order to improve the results of the SSP, we have on several occasions replaced the inventory of the physician customers with a new release of the PSI.  We have also provided to our paid customers, free of charge, all upgrades or modifications to the hand-held surgical instruments previously used to perform the SSP.  We have written off the cost of the previous injection molding equipment, the discontinued PSI and instrument inventory and other costs associated with the upgrade of the PSI and instruments.

In 1999 and early 2000, Ocular conducted a voluntary recall of the PSI because of a redesign of the shape of the segments of the PSI.  One or more of the segments of the PSI prototype sold in 1998 and early 1999 had a tendency to turn on its side in a small percentage of patients, presumably as a result of the patients rubbing their eyes.   Although not posing any known safety risk to the patient, the patients would generally notice that their improvement in near vision as a result of the surgery would decrease after the segment rotation.  Ocular redesigned the shape of the PSI segments by making the segment wider than it was tall with the intent of eliminating this rotation problem.  Ocular replaced, at no cost to the physicians, the PSI inventory of physician customers worldwide with the newly designed PSI.  We are not aware of any report of the rotation of the current PSI design.  During the period of the recall, Ocular did not recognize sales pending shipment of the new release of the PSI.

Ocular did not ship or recognize any significant sales from 2001 through September 30, 2003 pending final development of the PresVIEW Incision System.  There can be no assurance that expenses associated with product upgrades and the suspension of sales during similar future periods, if any, will not have a material impact on our operating and financial position.

Pursuant to the CIBA Agreement, these decisions regarding the modification of the PSI and related products shall be determined by a Joint Technical Committee comprised of two members from each of CIBA and us.  CIBA may or may not decide to provide product upgrades at no cost to customers and particularly to customers that purchased their products prior to the date of the CIBA Agreement.  If CIBA decides not to provide product upgrades to customers, those customers may be dissatisfied and may cause damage to the product marketing efforts.

Modifications to our products may require new clinical trials, FDA 510(k) clearances or pre-market approvals or may require us to recall the modified devices until clearances are obtained.  Any modification to an FDA-cleared device that significantly affects its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance or possibly pre-market approval.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA can review any decisions.  We may make additional modifications to our products and future products after they have received clearance or approval and, in appropriate circumstances, determine that a new submission is unnecessary.  The FDA may not agree with any of our decisions not to seek new clearance or approval.  Also, in such a circumstance, we could be subject to significant regulatory fines or penalties.

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

Risks Related to Our Common Stock

The liquidity of our common stock is affected by its limited trading market.  Shares of our common stock are traded on the OTC Bulletin Board under the symbol “RFCG.OB”.  We expect them to continue to trade in that market.  There is currently no broadly followed, established trading market for our common stock.  An “established trading market” may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our shares.  The trading volume of our common stock historically has been limited and sporadic.  As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock likely would decline.

Our common stock may be subject to regulations prescribed by the Securities and Exchange Commission relating to “penny stock”.  The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in these regulations) of less than $5.00 per share, subject to certain exceptions.  If our common stock meets the definition of a penny stock, it will be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5.0 million and individuals with a net worth in excess of $1.0 million or annual income exceeding $0.2 million (individually) or $0.3 million (jointly with their spouse).

Our common stock will likely be subject to substantial price and volume fluctuations.  The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

•                  our quarterly operating results;

•                  any changes in our contractual relationship with CIBA, including changes as a result of CIBA’s sale of their surgical business unit;

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

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry.  The changes often appear to occur without regard to specific operating performance.  In addition, there has been a limited public market for our common stock.  We cannot predict the extent to which investor interest in us will be maintained.  Interest in our common stock is necessary for an active, liquid trading market for our common stock.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.

A significant number of our shares are eligible for sale and their sale could depress the market price of our stock.  Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.  Moreover, as additional shares of our common stock become available for resale in the public market after they are registered or otherwise, the supply of our common stock will increase, which could decrease its price.  Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.  In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to that sale.  These sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.  A significant number of our shares (about 6%), that were issued to former Ocular stockholders, are not subject to lock-up agreements and will be eligible for sale under Rule 144 on March 6, 2004.  In addition, a large majority of our shares are subject to lock-up agreements which permit the holders to sell shares, subject to certain maximum percentages of their holdings per month, as of the earlier of the date of the effectiveness of a pending registration statement or March 6, 2004.  Further, under the current private placement offering (see “Management’s Discussion and Analysis or Plan of Operation” above), we intend to release the initial tranche investors who participate in that placement from their previous lock-up agreements.

After giving effect to the merger, certain of our principal stockholders continue to have significant voting power and may take actions that may not be in the best interest of other stockholders.  Certain of our officers, directors and principal stockholders continue to control a significant percentage of our outstanding common stock.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.  While there are no restrictions on the payment of dividends, we have not declared or paid any cash dividends or distributions on our common stock in the last two fiscal years.  We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our certificate of incorporation and Delaware law contain certain anti-takeover provisions that may inhibit a takeover, and we may adopt other measures to discourage a takeover.  Delaware Law and provisions in our certificate of incorporation relating to a classified board of directors may have the effect of not only discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes.  Our board of directors is divided into three classes.  Directors in each class are elected for terms of three years.  As a result, the ability of stockholders to effect a change in control of us through the election of new directors is limited by the inability of stockholders to elect a majority of our board of directors at any particular meeting.  Our board may consider and adopt additional measures that would prevent us from being subject to a takeover.

We are subject to critical accounting policies and actual results may vary from our estimates.  We follow accounting principles generally accepted in the United States of America in preparing our financial statements.  As part of this work, we must make many estimates and judgments about future events.  These affect the reported amounts of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements.  We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available to us at the time.  Actual results, however, could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

10.1	Letter Agreement, dated as of August 28, 2003, between the Registrant and Verus Support Services, Inc. relating to the deferral of Verus’s contingent subscription.
10.2	Agreement between the Registrant and Promedica International.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)           Reports on Form 8-K

During the three months ended September 30, 2003, no Current Reports on Form 8-K were filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox Vice President, Secretary and Chief Financial Officer
November 14, 2003		(Principal Financial and Accounting Officer)