Form 10QSB
period 2004-03-31
REFOCUS GROUP INC
filed 2004-05-14
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Number of shares of common stock, par value $.0001 per share, outstanding as of May 10, 2004:  23,382,182 shares.

Transitional Small Business Disclosure Format (Check one):

Yes  ☐   No  ☒

Table of Contents

Refocus Group, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	166,575	190,778
Salary and related expenses	133,343	709,572
Stock-based employee compensation	(10,886)	364,966
Professional services	275,502	188,918
Clinical trials	330,987	7,401
Research and development	7,328	38,796
Depreciation and amortization	91,178	150,627

LOSS FROM OPERATIONS	(994,027)	(1,651,058)

OTHER INCOME (EXPENSE):
Interest income	5,182	3,503
Interest expense	(31,165)	(9,992)
Other expense	—	(200)
Total	(25,983)	(6,689)
NET LOSS	(1,020,010)	(1,657,747)

Accretion of discount on preferred stock	—	(4,306)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,020,010)	$(1,662,053)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.04)	$(0.17)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,376,046	10,058,481

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets
Cash and cash equivalents	$1,847,626	$2,999,784
Accounts receivable	95	10,000
Prepaid expenses (Note 7)	440,031	230,464
Total current assets	2,287,752	3,240,248
Property and Equipment - net	9,944	12,252
Patent Costs - net (Note 1)	936,630	957,227
Non-Compete Agreement - net (Note 1)	569,576	618,397
Other Long-Term Assets (Note 7)	118,198	138,412
Total Assets	$3,922,100	$4,966,536

LIABILITIES & SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$512,603	$419,968
Accrued expenses (Note 7)	266,622	277,312
Current portion of separation and consulting agreement (Note 5)	380,797	407,384
Current portion of CIBA obligation (Note 4)	—	375,000
Customer deposits	23,000	23,000
Total current liabilities	1,183,022	1,502,664
Long-Term Liabilities
Separation and consulting agreement (Note 5)	618,300	688,421
CIBA obligation (Note 4)	2,000,000	1,625,000
Total long-term liabilities	2,618,300	2,313,421
Commitments and Contingencies (Note 8)	—	—
Shareholders’ Equity:
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding	—	—
Warrants for the purchase of common stock	1,884,850	2,047,350
Common stock: 60,000,000 shares of $.0001 par value authorized, 23,382,182 shares in 2004 and 23,368,887 shares in 2003 issued and outstanding	2,338	2,337
Paid-in capital	21,812,892	21,660,056
Accumulated deficit	(23,579,302)	(22,559,292)
Total shareholders’ equity	120,778	1,150,451
Total Liabilities and Shareholders’ Equity	$3,922,100	$4,966,536

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,020,010)	$(1,657,747)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	91,178	150,627
Loss on disposal of equipment	—	200
Compensation cost due to stock options granted	(10,886)	364,966
Interest accreted on discounted liability	31,165	9,325
Cash provided (used) by working capital items:
Accounts receivable	9,905	(29,893)
Other assets	(189,353)	(268,099)
Accounts payable, accrued expenses and other liabilities	(45,927)	711,658
Net Cash Used by Operating Activities	(1,133,928)	(718,963)

Cash Flows from Investing Activities:
Additions to property and equipment	—	(10,391)
Additions to patents and trademarks	(19,453)	(46,213)
Purchase of Refocus Group, Inc. by Refocus Ocular, Inc.	—	5,102
Net Cash Used by Investing Activities	(19,453)	(51,502)

Cash Flows from Financing Activities:
Proceeds from private placement, net of expenses	—	4,490,369
Exercise of common stock options	1,223	1,775
Borrowings	—	250,000
Borrowings repaid	—	(250,000)
Net Cash Provided by Financing Activities	1,223	4,492,144

Net Increase (Decrease) in Cash and Cash Equivalents	(1,152,158)	3,721,679
Cash and Cash Equivalents, beginning of year	2,999,784	267,180
Cash and Cash Equivalents, end of period	$1,847,626	$3,988,859

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus” or the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  However, the Company believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional financing.  See Note 3 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on the Company.

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted until the Company receives approval for the device in the United States from the Food and Drug Administration (the “FDA”) and in other international markets from appropriate regulatory authorities.  The Company has conducted research into, and has developed, a prototype device to treat dry age related macular degeneration (“ARMD”).  Also, the Company conducted research into and may, at a later time, develop for commercial applications a single element variable focus lens (“SEVFL”).

By 1998, CE Mark certification had been obtained on the PSI, which allowed the Company to sell the PSI in the European Union.  Subsequently, the Company also sold the PSI in a limited number of other international markets.  In 2000, the Company received approval from the FDA to conduct Phase I clinical trials of the PSI for the treatment of presbyopia on humans.  The Company decided to suspend international sales in 2001, however, in order to develop an automated surgical incision device to help simplify, standardize and automate the surgical procedure and to make the outcomes of the surgical procedure less dependent on each physician’s surgical skill.  Since that time, the Company has developed the PresVIEW Incision System, which consists of both automated and manual surgical instruments used to implant the PSI in the human eye.  The Company believes the PresVIEW Incision System will improve the consistency of the results of the SSP.

In March 2002, the Company entered into a license agreement with CIBA Vision AG (“CIBA”), pursuant to which CIBA obtained an exclusive license to the Company’s patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in international markets.  CIBA also had the right in the license agreement (the “CIBA Agreement”) to acquire a license for the Company’s products in the United States.  Under the CIBA Agreement, CIBA was responsible for manufacturing, distribution and marketing of the Company’s products, as well as for regulatory matters outside the United States.  In accordance with the CIBA Agreement, the Company ceased all direct manufacturing, distribution and marketing of the PSI and related products.  As a result of the transition of the manufacturing responsibilities to CIBA and the modifications in the packaging of the PSI, the CE Mark certification the Company had obtained on the PSI is no longer effective.

However, in August 2003, CIBA announced that it was seeking strategic alternatives for its surgical business unit, including the sale of that unit.  CIBA’s surgical unit marketed a variety of ophthalmic products and was primarily responsible for performing the CIBA Agreement.  On January 30, 2004, the Company entered into the License Transfer and Transition Services Agreement (the “Transfer Agreement”) with CIBA.  As a result of the Transfer Agreement, the Company reacquired all worldwide license rights to its patents and has assumed responsibility for marketing, manufacturing, distribution and regulatory functions.  See Note 4 for a discussion of the CIBA Agreement and the Transfer Agreement.

The Company filed an investigational device exemption application with the FDA in March 2003 to obtain approval for initiating Phase II clinical trials of the PSI for the treatment of presbyopia.  The Company subsequently filed amendments to that application and, in December 2003, received approval to start these Phase II clinical trials, subject to certain final documentation.  The Company started these trials during the first quarter of 2004.

The Company had also received permission from Health Canada (the Canadian equivalent of the FDA) in 2000 to begin clinical trials of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In November 2002, the Company submitted an application for approval to commercialize the PSI in Canada.  On June 13, 2003, Health Canada denied the application due to the insufficient size of the clinical trial.  In October 2003, Health Canada indicated that the Company would have to increase the size of its clinical trials using more sites and significantly more patients before approval could be reconsidered.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission (the “SEC”) and which should be read in conjunction with this quarterly report.

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

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to have sufficient funds to continue its operations; risks associated with assuming from CIBA responsibility for all of its marketing, manufacturing, distribution and regulatory functions; failure to develop and commercialize existing and new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions.  See “Cautionary Statements” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the SEC for a more complete discussion of the risks and uncertainties affecting the Company.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized and amortized over their actual or estimated life.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  During the three months ended March 31, 2004 and 2003, the Company determined not to maintain or pursue certain patents and wrote off $31,094 and $13,079, respectively, in related capitalized costs.  The cost of maintaining patents after they are issued is charged to expense.

As a result of a subsidiary changing its name from Presby Corp (“Presby”) to Refocus Ocular, Inc. (“Ocular”) in the prior year, the Company decided not to continue to defend or renew any of the Presby related trademarks.  Therefore, these trademarks had no further value to the Company, and the remaining capitalized value of these trademarks was written off as of March 31, 2003.  A charge of $94,592 was shown in “Depreciation and amortization” in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

The following tables show the capitalized value of patents and trademarks as of March 31, 2004 and December 31, 2003, respectively.

	Costs	Amortization	Net
PSI and related product patents	$894,058	$159,051	$735,007
ARMD patents	31,647	5,438	26,209
SEVFL Patents	222,205	46,791	175,414
Balance at March 31, 2004	$1,147,910	$211,280	$936,630

PSI and related product patents	$925,718	$168,708	$757,010
ARMD patents	31,704	4,897	26,807
SEVFL Patents	222,756	49,346	173,410
Balance at December 31, 2003	$1,180,178	$222,951	$957,227

For the three months ended March 31, 2004 and 2003, amortization expense for trademarks and patents was $40,049 (including $31,094 for patents written off) and $129,962 (including $94,592 for the value of trademarks and $13,079 for the value of patents written off), respectively.  The estimated aggregate amortization expense for the remainder of the current year is approximately $23,000 and for each of the succeeding five fiscal years will be approximately $30,500 each year, based on capitalized costs at March 31, 2004.

A portion of the costs incurred in connection with the February 2003 Severance, Release and Consulting Agreement (the “Consulting Agreement”) with our former Chief Scientist was allocated to a non-compete agreement and is being amortized over its life of 4 years on a straight-line basis.  The $569,576 capitalized value of the non-compete agreement at March 31, 2004 was net of $211,558 of accumulated amortization.  Amortization of the non-compete agreement was $48,821 and $16,274 for the three months ended March 31, 2004 and 2003, respectively.  The estimated amortization expense for the remainder of the current year is $146,462 and for 2005 - $195,283; for 2006 - $195,284; and for 2007 - $32,547.

Revenue Recognition:  From March 2002 through January 2004, the Company had one main source of potential revenues: royalty and milestone revenues earned under the CIBA Agreement.  After the January 30, 2004, effective date of the Transfer Agreement, the potential sources of revenue for the Company are expected to be from product sales made directly by the Company or through distributors and from fees earned for seminars or training sessions.  Revenue in each of these categories will be recognized when each of the following four criteria are met:

•                  Persuasive evidence that an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The selling price is fixed or determinable; and

•                  Collectibility is reasonably assured.

No royalty or milestone revenues were earned under the CIBA Agreement in 2003 or 2004.  In addition, the Company has not generated any revenues from product sales since entering into the Transfer Agreement.  The Company intends to sell its products without warranty or the right of return.  However, see Note 8 for a discussion of claims being made by certain customers requesting refunds on products previously sold to them.

The Company received a $2,000,000 advance royalty from CIBA in March 2002 that had been deferred and was shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  None of the $2,000,000 advance royalty had been earned as of January 30, 2004.  The advance royalty was exchanged for an obligation under the Transfer Agreement in January 2004, as discussed below.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the Consulting Agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expenses for research and development of the ARMD device.  The original balance of prepaid research and development costs was $57,557, which is being amortized over two years.  The remaining balance of $26,380 at March 31, 2004 is included in other current assets.

Stock-Based Compensation:  For all periods presented, the Company has accounted for stock-based compensation using the fair value based method of accounting as defined in Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”.  Under this method, compensation cost is measured at the grant date based on the estimated fair value of the award and is expensed over the vesting period.  The Company begins recognizing such compensation cost as if all grants will entirely vest.

For options issued during the three months ended March 31, 2004 and 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the three months ended March 31, 2004 was approximately $.40 per share and during the three months ended March 31, 2003 was approximately $1.14 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	112.05%	60.50%
Risk-free interest rate	2.53%	2.92%
Expected option lives	4.4 years	6.1 years

The Company recognized stock-based employee compensation expense of $(10,886) for the three months ended March 31, 2004 as compared to $364,966 for the three months ended March 31, 2003.  Stock-based employee compensation was negative for the three months ended March 31, 2004 due to the expiration of certain options prior to their vesting, which resulted in a reduction in previously recognized compensation expense of $169,811.

Loss per share:  The net loss applicable to common shares was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,551,244 shares of common stock and warrants to purchase 5,207,500 shares of common stock in 2004, and options to purchase 1,180,350 shares of common stock and warrants to purchase 2,737,500 shares of common stock in 2003, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of Ocular’s preferred stock, prior to its actual conversion on March 6, 2003, was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Reclassifications:  Certain previously reported amounts have been reclassified to conform to current year presentations.

NOTE 2 – MERGER OF REFOCUS OCULAR, INC. AND REFOCUS GROUP, INC.

On March 6, 2003 (the “Merger Closing Date”), a newly created, wholly-owned subsidiary of Refocus was merged with and into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.  The stockholders of Ocular received shares of Refocus common stock in exchange for their shares of Ocular common stock.  In addition, on the Merger Closing Date, Refocus completed a private placement of shares of its common stock and warrants to purchase shares of its common stock.  This transaction was accounted for as a reverse merger, whereby Ocular was deemed to be the accounting acquirer of Refocus.  Therefore, all financial information included in this quarterly report on Form 10-QSB prior to the Merger Closing Date is that of Ocular, as if Ocular had been the registrant.  The financial information since the Merger Closing Date is that of Refocus and Ocular on a consolidated basis.

The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2003, assuming that the merger had occurred on January 1, 2003 (in thousands, except per share amounts):

	For the three months ended March 31, 2003
	As Reported	Pro Forma
Revenues	$—	$—
Loss from operations	(1,651)	(1,917)
Net loss	(1,658)	(1,924)
Net loss applicable to common shares	(1,662)	(1,924)
Net loss per share – basic and diluted	$(0.17)	$(0.10)
Average number of common shares outstanding – basic and diluted	10,058	18,929

The difference in the net loss for the Company as reported and the pro forma net loss is the result of the following:

•                  The net loss of Refocus from January 1, 2003 to the Merger Closing Date was $5,903.

•                  It was assumed that there would be no accretion of discount on the Series B preferred stock of Ocular, as the Series B preferred stock would be converted to common stock as part of the merger and private placement, which actually occurred on the Merger Closing Date.

•                  There would be additional expenses for legal, audit, public relations and other expenses related to being a public company.  The Company estimated that an additional $260,000 would have been incurred prior to the Merger Closing Date during the three months ended March 31, 2003.

NOTE 3 – GOING CONCERN

The Company began its FDA Phase II clinical trials during the first quarter of 2004.  Based on current projections, the Company currently does not have adequate resources to continue those clinical trials for the remainder of 2004.  Clinical trials to obtain regulatory approvals are complex and expensive, and their outcomes are uncertain.  The actual time and expenditures required to pursue FDA approval cannot be predicted with certainty.  In addition, as a result of the Transfer Agreement, the Company will have to assume the manufacturing, distribution, marketing, and regulatory functions that CIBA had previously performed under the CIBA Agreement.  The assumption of these activities could result in a substantial increase in funds needed to continue operations.  As a result, the Company will need to find additional financing to complete the FDA clinical trials and fund its operations as the Company assumes the functions formerly performed by CIBA.

Management of the Company has taken certain steps to reduce cash expenditures in the near term while pursuing additional financing.  Fees to investment advisors have been deferred or eliminated and expenditures for public relations have been substantially reduced.  Also, certain vendors have agreed to accept shares of common stock of Refocus in lieu of cash for services they provide the Company.  Such services are accrued and charged to expense at the time these services are rendered based on the fair value of the shares of common stock to be issued.  At March 31, 2004, $75,657 had been accrued for services for which common stock will be subsequently issued.  No shares of common stock were issued in lieu of cash for services provided in the three months ended March 31, 2004.

With these and other reductions, the Company believes that existing funds on hand are adequate to continue operations until early in the third quarter of 2004, assuming the Company continues its FDA clinical trials as planned.  Therefore, management of the Company cannot conclude, based on information available to it currently, that there are adequate cash resources and expected funds to be received that will allow the Company to operate for the next twelve months.

The Company is seeking additional financing.  Any such financing may involve restrictions on the payment of dividends on the Company’s common stock or may affect the manner in which the Company can conduct its business.  There can be no assurances that additional financing will be available in sufficient amounts, on terms acceptable to us, or at all, when needed.  The inability to raise sufficient funds may require the Company to delay, scale back or eliminate some or all of our research, clinical studies and/or regulatory activities or may cause us to cease operations.  The Company may seek a merger partner or the sale of assets if additional financing is not available.  The Company’s inability to obtain additional financing could have a material adverse effect on the Company.

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

NOTE 4 – CIBA AGREEMENTS

In the summer of 2001, CIBA began an extensive period of due diligence on the SSP.  Negotiations between CIBA and Ocular concluded with a license agreement in March 2002.  Pursuant to the CIBA Agreement, CIBA had the right to obtain an exclusive worldwide license to market, distribute and sell the PSI, the PresVIEW Incision System and related products.  The CIBA Agreement was subject to a number of terms and conditions, which included a requirement for CIBA to purchase equity interests in Ocular.

Under the CIBA Agreement, the Company was to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products.  CIBA had the option to make minimum royalty payments if it wished to maintain its rights to an exclusive license of the PSI and related products.  The Company received a $2,000,000 advance royalty from CIBA in March 2002, which is shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  In March 2003, CIBA purchased 625,000 shares of Refocus common stock and a three-year warrant to purchase 312,500 shares of Refocus common stock at an exercise price of $2.50 per share.  CIBA had committed to purchase additional shares of Refocus common stock and warrants to purchase shares of Refocus common stock, subject to the satisfaction of certain conditions precedent, and pay certain amounts upon the achievement of specified FDA-related milestones.  CIBA had assumed responsibility for the legal defense of the Company’s worldwide PresVIEW patent portfolio against patent infringement, subject to certain conditions, and had also assumed full responsibility for the manufacturing, distribution and marketing of the Company’s products at its expense.

At the time the CIBA Agreement was executed in March 2002, the Company had invented and produced a prototype of the PresVIEW Incision System.  In preparation for future marketing, the Company and CIBA decided to make further enhancements and improvements to the incision device.  CIBA invested a significant amount of time and money in the further development of the device.  Late in 2003, CE Mark certification of the components of the PresVIEW Incision System was obtained by the suppliers of those components.

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

On January 30, 2004, the Company entered into the Transfer Agreement with CIBA.  Pursuant to the Transfer Agreement, the Company reacquired all worldwide license rights to the Company’s patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide the Company with certain transition services during 2004, including continuing efforts to obtain the CE Mark certification of the PSI.  In exchange for the acquisition of CIBA’s license rights, the forgiveness of the $2,000,000 prepaid royalty the Company received under the CIBA Agreement and the transition services to be performed by CIBA under the Transfer Agreement, the Company agreed to pay CIBA an aggregate of $3,000,000 in twelve quarterly installments commencing in the first calendar quarter of 2006.  The Company, however, is entitled to prepay and extinguish the payment obligations by paying an aggregate amount of $2,000,000 to CIBA prior to January 1, 2006.

The $3,000,000 obligation had a present value of approximately $1,612,000 at January 30, 2004, using an 18% discount rate, which estimated rate was based on interest rates available to companies with similar credit risk.  However, since the obligation can be extinguished by the payment of $2,000,000 prior to January 1, 2006, the carrying value of the obligation will be the greater of its present value or $2,000,000 until that date.  Afterwards, the obligation will be carried at its present value.  Since the current value of the obligation was the same as the unearned portion of the advance royalty payment at January 30, 2004, no gain or loss was recognized at the date of the Transfer Agreement.

Under the Transfer Agreement, CIBA returned the warrant to purchase 312,500 shares of Refocus common stock that it acquired in March 2003.  While it retained the 625,000 shares of common stock it acquired at the same time, these shares are subject to certain restrictions on their transfer.

CIBA’s transition services include the continuation of the manufacturing process to result in the delivery to the Company of all existing PSI inventory in final packaging.  The Company is responsible for all outside costs incurred by CIBA in completing this process.  Prior to the CIBA Agreement executed in March 2002, the Company manufactured a significant quantity of the PSI for future use.  The Company no longer has those manufacturing arrangements in place because CIBA assumed responsibility for manufacturing under the CIBA Agreement.  Due to the sufficient quantity of PSIs on hand, CIBA did not establish an injection molding manufacturing arrangement during the term of the CIBA Agreement.  CIBA did, however, inspect and repackage the Company’s PSI inventory for expected marketing by CIBA.  The Company believes that it will have adequate inventory of the PSI for the Company’s expected requirements over the next 12 to 24 months.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI, and the resultant changes to those processes, the CE Mark certification obtained by the Company on the PSI is no longer effective.

CIBA had been seeking CE Mark certification of the PSI for its planned marketing efforts in the European Union in early 2004.  That CE Mark certification of the PSI is still pending.  The Transfer Agreement requires CIBA to continue its efforts to obtain CE Mark certification of the PSI.  If the CE Mark certification for the PSI is obtained, CIBA and the Company will enter into a technical agreement, which will allow the Company to directly sell its products in CIBA packaging during 2004 in the European Union.  The Company cannot be assured, however, that all regulatory requirements will be finalized, and that CIBA can finalize the issuance of the CE Mark certification for the Company’s current PSI inventory, since the certification process requires extensive documentation of the manufacturing, packaging, and other processes.  The Company is separately pursuing its own CE Mark certification of the PSI and the disposable blade used in the PresVIEW Incision Device.

The Company expects that the transition under the Transfer Agreement will result in a significant increase in costs related to performing functions that CIBA had assumed under the CIBA Agreement.  Conversely, however, the Company will be entitled to all gross proceeds from the sale of its products instead of a royalty based on a percentage of sales, as previously specified in the CIBA Agreement.  Even assuming that CIBA obtains the CE Mark certification of the PSI, the Company’s ability to directly market its products in the European Union is currently limited.  The anticipated date of the initial sale of the Company’s products in the European Union is likely to be delayed, and the number of PresVIEW Incision System and PSI units sold is likely to be reduced, in the short term and especially in 2004, relative to the number of unit sales that could have been achieved by CIBA.  The Company may seek to market the PSI and PresVIEW Incision System in the European Union and elsewhere directly or through other distribution, license or strategic arrangements.  Therefore, as a result of the increase in expenses and the potential delay in generating revenues, management of the Company believes that the Transfer Agreement may have a material adverse impact on the Company’s financial condition in the short term.  The Company believes that the reacquisition of the license will be in the long-term best interest of its stockholders.

NOTE 5 – SEPARATION AND CONSULTING AGREEMENT

On February 25, 2003, Dr. Ronald A. Schachar, the Company’s founder and former Chief Scientist, and the Company entered into the Consulting Agreement.  In accordance with the Consulting Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  The Company agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with the Company during that time.  Dr. Schachar will assist the Company in conducting research and development on its products for the treatment of ARMD for the initial two years of the Consulting Agreement and will assist in the maintenance of its patent portfolio and other matters for the entire term of the Consulting Agreement.

Dr. Schachar was paid $550,000 during the first year of the Consulting Agreement and will be paid $400,000 during the second year.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is receiving a $500 per month supplemental payment for the first four years of the Consulting Agreement.  The present value of the remaining obligation under the Consulting Agreement was $999,097 at March 31, 2004, and is reported in current and long-term liabilities in the condensed consolidated balance sheet.

For the three months ended March 31, 2004 and 2003, there were charges totaling $102,597 and $505,397, respectively, in connection with the Consulting Agreement representing amortization of prepaid consulting, amortization of the non-compete agreement, accretion of discount on the present value of future payments and, in 2003, severance expense of $472,261.

NOTE 6 – STOCK OPTIONS

On February 25, 2003, Ocular’s Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  Shareholders of Ocular approved the Plan on March 4, 2003.  Refocus assumed the Plan on the Merger Closing Date.  The total number of shares of common stock available for new grants under the Plan at March 4, 2003, was 4,100,000 shares.  There were options to purchase an aggregate of 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 2,651,926 shares of common stock are available for grant under the Plan at March 31, 2004.

The following table summarizes the information with respect to stock options for the three months ended March 31, 2004 and 2003:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,111,051	$1.787	161,851	$0.104
Granted	710,000	$0.520	1,037,635	$1.980
Exercised	(13,295)	$0.093	(19,136)	$0.093
Canceled or expired	(256,512)	$1.980	—	—
Outstanding at March 31	1,551,244	$1.190	1,180,350	$1.753

Exercisable at March 31	540,145		246,843

The following table summarizes information for options outstanding and exercisable at March 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Re- maining Con- tractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.092-$0.520	813,170	4.9 years	$0.468	315,327	$0.393
$1.98 - $2.31	738,074	4.7 years	$1.985	224,818	$1.997
	1,551,244	4.8 years	$1.190	540,145	$1.061

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the three months ended March 31, 2004 and 2003:

	2004	2003
Interest paid	$—	$667
Income taxes paid	—	—
Non-cash transactions:
Accretion of discount on Ocular’s Series B preferred stock	—	4,306
CIBA obligation related to an advance royalty payment exchanged for future payments under the Transfer Agreement	2,000,000	—
Value of warrants issued in private placement to agents or advisors	—	683,000
Conversion of Ocular’s Series B preferred stock	—	9,118,450
Conversion of Ocular’s Series C preferred stock	—	1,049,104
Value of Consulting Agreement	—	1,557,625
Value of Refocus common stock issued to advisor	—	21,750

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	March 31, 2004	December 31, 2003
Prepaid expenses:
Prepaid insurance	$257,055	$62,826
Prepaid consulting expenses	81,168	61,668
Prepaid research and development costs	26,380	28,779
Prepaid FDA trial costs	73,243	75,007
Other prepaid expenses	2,185	2,184
Total	$440,031	$230,464

Other long-term assets:
Prepaid consulting expenses	$118,198	$133,615
Prepaid research and development costs	—	4,797
Total	$118,198	$138,412

Accrued expenses:
Accrued salaries, wages and benefits	$17,939	$36,228
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	15,872	30,000
Director fees	151,834	131,500
Accrued taxes	7,202	9,779
Other	23,775	19,805
Total	$266,622	$277,312

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not materially adversely affect the financial condition, results of operations or cash flows of the Company.

As a result of the Company’s suspension of sales of the PSI in 2001 while the Company was developing the PresVIEW Incision System, and the continued suspension of sales as a result of the CIBA Agreement, pursuant to which CIBA was supposed to exclusively handle the Company’s future sales and marketing, the Company encouraged customers not to perform the SSP using the PSI until the PresVIEW Incision System was available, and the Company was ready to begin sales of the PSI again.  The packaging of the PSI provided guaranteed sterility only for a limited period of time, and the sterility dating on PSIs still held by the Company’s customers has expired.  An estimated liability of $50,000 was established for the possible replacement of these PSIs.  The liability was based on the Company’s estimated manufacturing cost and the total number of PSIs that had been sold, less an estimate of the number already used.  Rather than replace all of the expired inventory, the Company may instead grant special pricing on future purchases to these surgeons.  The actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, the Company’s estimate and additional charges may have to be taken.

The Company has been informed by two of its former foreign distributors that they are seeking refunds on unsold products purchased prior to 2002 remaining in their inventory.  The Company did not sell its products with a right of return and does not believe it has any liability to repurchase these products.

Certain physicians may have purchased surgical kits prior to 2002 in anticipation of taking part in the FDA clinical trials.  Several of these physicians have requested a refund or have informed the Company that if they are not selected to participate in the clinical trials, they will be seeking a refund.  These kits were not sold with a right of return.  Since the Company did not sell its products with a right of return, the Company does not believe it has any liability to repurchase these products.

As a result of the Transfer Agreement, the Company will be responsible for all future marketing of its products.  As part of future marketing programs in the United States or internationally, the Company may determine that it is in its best interest to provide some compensation in the form of product discounts or by other means to the surgeons who bought its kits and did not get to participate in the FDA trials or to foreign distributors of its products.  At this time, the Company is unable to determine the amount of possible compensation, if any, that it may agree to pay in the future.

NOTE 9 – VERUS AGREEMENT

In the event that at least $1,000,000 was not raised in a private placement within six months of March 6, 2003, on terms no less favorable than in a private placement consummated in March 2003, Verus Support Services, Inc. (“Verus”) subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  Since no funds were received from a private placement within the six-month period, Verus was required to fund the entire $1,000,000.  During 2003, the Company gave Verus an 120-day extension to January 6, 2004 to satisfy their funding requirement in exchange for their forgiveness of $60,000 in consulting fees due them.

In January 2004, a dispute arose as to the continuing obligation of Verus under this agreement.  Verus advised the Company that its ability to provide the original subscription amount at a stock price well above current market was limited, and it indicated that current market conditions should be considered.  As a means of deferring and ultimately resolving this dispute, the Company and Verus entered into an amendment to its agreement to further extend to June 30, 2004, Verus’ obligation to purchase up to $1,000,000 of units and to make certain other modifications.  Pursuant to the amendment, the Company agreed to modify the funding obligation to permit Verus to reduce its funding obligation by:

•              the surrender and cancellation of shares of Refocus common stock and warrants to purchase shares of common stock that were issued to Verus or its affiliates, assigns or designees, or investors in a March 2003 private placement, based on the current market price of Refocus common stock,

•              the waiver of the remaining $20,000 in advisory fees due to Verus under its existing consulting agreement with the Company,

•              the waiver of up to $60,000 in advisory fees that might become due to Verus during the extension period, and

•              an amount equal to $25,000 that was received from an investor in a December 2003 private placement, since that investor was introduced to the Company by Verus.

Further, after the credit of these amounts to the funding obligation, Verus has agreed to subscribe for and purchase, or cause to be subscribed for and purchased, an amount of Refocus common stock at prevailing market prices equal to 1.25 times the remaining funding obligation.  Management of the Company believes that these modifications to the agreement are in the Company’s best interest and may result in funding during this extension period; however, the Company cannot be assured that Verus will not continue to dispute this obligation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

MARCH 31, 2004

(dollars rounded to thousands, except per share amounts)

Overview

Refocus Group, Inc. (“Refocus”) is a medical device company engaged in the research and development of treatments for eye disorders.  Our principal products are the patented PresVIEW Scleral Implant (the “PSI”) and the PresVIEW Incision System, which consists of the surgical instruments used to implant the PSI in the surface of the white of the human eye.  The PSI and PresVIEW Incision System are utilized in our surgical procedure, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  Presbyopia, the Greek word for “old eye”, is the primary reason that a substantial portion of the population beginning in their early 40s use bifocals, reading glasses or remove their distance glasses in order to read at a comfortable distance.  We believe that our surgical procedure physiologically restores the human eye’s natural ability to focus as it did at a younger age.  We believe the procedure works by reducing the crowding of the underlying tissues surrounding the crystalline lens, which allows the muscles to once again reshape the lens and, thus, restore the eye’s ability to accommodate or focus.  Ocular hypertension, or elevated pressure within the eye, often leads to primary open angle glaucoma, or the progressive loss of central vision that can potentially lead to blindness.  We believe that our same surgical procedure restores the natural base-line tension of the muscle inside the eye, which permits the eye to drain naturally and, thus, lower the intraocular pressure.  We received approval from the United States Food and Drug Administration (the “FDA”) to begin Phase II FDA clinical trials using the PSI for the treatment of presbyopia in December 2003.  We began those trials in the first quarter of 2004.  We have also conducted clinical trials in Canada using the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  Later this year, subject to obtaining additional financing, we plan to request approval to expand our clinical trials in Canada.  We also plan, subject to obtaining additional financing, to submit an investigational device exemption application to the FDA requesting approval to begin our clinical trials in the United States using the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  We are also pursuing CE Mark certification of the PSI so that we may begin sales of our products in the European Union this year.

On March 6, 2003, Refocus and Refocus Ocular, Inc. (“Ocular”) entered into a merger agreement.  On that date, a newly created, wholly-owned subsidiary of Refocus was merged with and into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.

All references to “Refocus”, “Ocular”, “we”, “us”, “our”, or the “Company” mean Refocus or Ocular separately prior to the merger and Refocus, as successor to the business of Ocular, after giving effect to the merger.

In addition to the PSI, we have additional products in early-stage research, including a medical device for the treatment of dry age-related macular degeneration (“ARMD”) and a single element variable focus lens (“SEVFL”) for use in commercial optical applications.  We cannot be assured that either of these products will be successfully developed and, if successfully developed, commercially viable.

You should be aware that we may not be able to continue as a going concern over the next twelve months if additional funding is not obtained.  See the discussion in “Liquidity and Capital Resources” below.

CIBA Agreements

In March 2002, we entered into a license agreement (the “CIBA Agreement”) with CIBA Vision AG (“CIBA”) pursuant to which CIBA obtained an exclusive license to our patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in international markets.  CIBA also had the right in the CIBA Agreement to acquire a license for our products in the United States.  We were entitled to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products under the CIBA Agreement.  Upon entering into the CIBA Agreement, we received from CIBA a $2,000,000 advance royalty.  Additionally, CIBA purchased 625,000 shares of our common stock and a warrant to purchase 312,500 shares of our common stock at an exercise price of $2.50 per share for an aggregate purchase price of $1,250,000 in March 2003.

Under the CIBA Agreement, CIBA was responsible for manufacturing, marketing and distributing our products worldwide at its expense.  CIBA was also responsible for regulatory matters outside the United States and was committed to jointly manage the FDA clinical trials with us.  In accordance with the CIBA Agreement, we ceased all direct manufacturing and marketing of the PSI and related products.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI and the resultant changes to those processes, the CE Mark certification we had obtained on the PSI is no longer effective.  CIBA had been seeking CE Mark certification of the PSI for its planned marketing efforts in the European Union in early 2004.  That CE Mark certification of the PSI is still pending.  Late in 2003, CE Mark certification of the components of the PresVIEW Incision System was obtained by the suppliers of those components.

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

On January 30, 2004, we entered into an agreement with CIBA, the License Transfer and Transition Services Agreement (the “Transfer Agreement”).  Pursuant to the Transfer Agreement, we reacquired all worldwide license rights to our patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide us with certain transition services during 2004, including continuing efforts to obtain the CE Mark certification of the PSI.  These transition services will help us transfer the manufacturing, distribution and marketing functions back to us from CIBA.  If CIBA obtains CE Mark certification of the PSI, CIBA and we will enter into a technical agreement, which will permit us to directly sell our products in CIBA packaging during 2004 in the European Union while we seek our own CE Mark certification.  In exchange for the acquisition of CIBA’s license rights, the forgiveness of the $2,000,000 prepaid royalty we received under the CIBA Agreement and the transition services to be performed by CIBA under the Transfer Agreement, we agreed to pay CIBA an aggregate of $3,000,000 in twelve quarterly installments commencing in the first calendar quarter of 2006.  We, however, are entitled to prepay and extinguish our payment obligations by paying an aggregate amount of $2,000,000 to CIBA prior to January 1, 2006.

Under the Transfer Agreement, CIBA returned the warrant to purchase 312,500 shares of our common stock that it acquired in March 2003.  While it retained the 625,000 shares of common stock it acquired at the same time, these shares are subject to certain restrictions on their transfer.

We expect that the transition from CIBA will result in a significant increase in costs for us related to performing functions that CIBA had assumed under the CIBA Agreement.  Conversely, however, we will be entitled to all gross proceeds from the sale of our products instead of a royalty based on a percentage of sales, as previously specified in the CIBA Agreement.  Even assuming that CIBA obtains the CE Mark certification of the PSI, our ability to directly market our products in the European Union is currently limited.  We are separately pursuing our own CE Mark certification of the PSI and the disposable blade used in the PresVIEW Incision Device.  The anticipated date of the initial sale of our products in the European Union is likely to be delayed, and the number of PresVIEW Incision System and PSI units sold is likely to be reduced, in the short term and especially in 2004, relative to the number of unit sales that could have been achieved by CIBA.  We may seek to market the PSI and PresVIEW Incision System in the European Union and elsewhere directly or through other distribution, license or strategic arrangements.  Therefore, as a result of the increase in expenses and the potential delay in generating revenues, we believe that the Transfer Agreement may have a material adverse impact on our financial condition in the short term.  We believe that the reacquisition of our license will be in the best long-term interest of our stockholders.

Verus Agreement

In the event that at least $1,000,000 was not raised in a private placement within six months of March 6, 2003, on terms no less favorable than in a private placement consummated in March 2003, Verus Support Services, Inc. (“Verus”) subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000.  Since no funds were received from a private placement within the six-month period, Verus was required to fund the entire $1,000,000.  During 2003, we gave Verus an 120-day extension to January 6, 2004 to satisfy their funding requirement in exchange for their forgiveness of $60,000 in consulting fees due them.

In January 2004, a dispute arose as to the continuing obligation of Verus under this agreement.  Verus advised us that its ability to provide the original subscription amount at a stock price well above current market is limited, and it indicated that current market conditions should be considered.  As a means of deferring and ultimately resolving this dispute, Verus and we entered into an amendment to the agreement to further extend to June 30, 2004, Verus’ obligation to purchase up to $1,000,000 of units and to make certain other modifications.  Pursuant to this amendment, we agreed to modify the funding obligation to permit Verus to reduce its funding obligation by:

•              the surrender and cancellation of shares of our common stock and warrants to purchase shares of our common stock that were issued to Verus or its affiliates, assigns or designees, or investors in a March 2003 private placement, based on the current market price of our common stock,

•              the waiver of the remaining $20,000 in advisory fees due to Verus under its existing consulting agreement with us,

•              the waiver of up to $60,000 in advisory fees that might become due to Verus during the extension period, and

•              an amount equal to $25,000 that was received from an investor in a December 2003 private placement since that investor was introduced to us by Verus.

Further, after the credit of these amounts to the funding obligation, Verus has agreed to subscribe for and purchase, or cause to be subscribed for and purchased, an amount of Refocus common stock at prevailing market prices equal to 1.25 times the remaining funding obligation.  Management believes that this agreement is in our best interest and may result in funding during this extension period; however, we cannot be assured that Verus will not continue to dispute this obligation.

Other

In November 2002, we, along with CIBA, submitted to Health Canada (the Canadian equivalent of the FDA) an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  On June 13, 2003, Health Canada informed us that it had determined that the sample size submitted in our application was insufficient for approval, and denied the application.  Based on further discussions with Health Canada in October 2003, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales.  We are uncertain, at this time, as to when we may receive Health Canada’s approval, but we believe it will not be until at least 2005 before the results of these additional clinical trials can be resubmitted.

See “Liquidity and Capital Resources” below for a discussion of our expected cash inflows, cash requirements and operating plan.

Application of Critical Accounting Policies

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions are based upon the best information available at the time but are subject to many variables, some of which are beyond our control.  Accordingly, actual results could differ materially from these estimates.  The following are the most significant accounts affected by these estimates.

Revenue recognition –  Sales will be recognized when product has been shipped.  We do not sell our products with a right of return.  Any amounts received for training or seminars will be recognized at the time the training or seminar takes place.

As a result of the suspension of sales of our products in 2001 while we were developing the PresVIEW Incision System, and the continued suspension of sales as a result of CIBA Agreement, pursuant to which CIBA was supposed to exclusively handle our future sales and marketing, we encouraged customers not to perform the SSP using the PSI until the PresVIEW Incision System was available, and we were ready to begin sales of the PSI again.  The packaging of the PSI provided guaranteed sterility only for a limited time, and the sterility date on the PSIs still held by our customers has expired.  An estimated liability of $50,000 was recorded for the possible replacement of these PSIs at our historical manufacturing cost.  The estimate was based on the total number of PSIs that had been sold by us, less an estimate of the number already used.  Rather than replace all of the expired inventory, we may instead grant special pricing on future purchases to these surgeons.  Actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, our estimates and additional charges may have to be taken.

In addition, certain physicians may have purchased surgical kits prior to 2002 in anticipation of taking part in the FDA clinical trials.  The physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of return.  Several of these physicians have requested a refund or have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Since we did not sell our products with a right of return, we do not believe we have any liability to repurchase these products.

As a result of our continued suspension of sales, we have been informed by two of our former foreign distributors that they are seeking refunds on unsold products purchased prior to 2002 remaining in their inventory.  We did not sell our products with a right of return and do not believe we have any liability to repurchase these products.

As a result of the Transfer Agreement, we will be responsible for all future marketing of our products.  As part of future marketing programs in the United States or internationally, we may determine that it is in our best interest to provide some compensation in the form of product discounts or by other means to the surgeons who bought our kits and did not get to participate in the FDA trials or to foreign distributors of our products.  At this time, we are unable to determine the amount of possible compensation, if any, that we may agree to pay in the future.

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

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $175,000 and the patents for ARMD have a carrying value of $26,000 at March 31, 2004.  Since these patents involve new technologies that have not been proven, we cannot yet determine whether these costs are recoverable.  We believe that these technologies can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop these technologies or these technologies cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues.  There were no revenues for the three months ended March 31, 2004 or 2003.  The lack of sales resulted from (i) our suspension of sales in 2001 while we developed the PresVIEW Incision System and (ii) the CIBA Agreement, pursuant to which CIBA assumed responsibility for all marketing and sales of the PSI and related surgical instruments.  We had previously anticipated that future revenues would be generated from royalties on product sales and from milestone payments made under the CIBA Agreement.  As a result of the Transfer Agreement that was effective on January 30, 2004, future revenues are instead expected to be generated by sales of our products by us directly or through other distributors.  We are currently seeking regulatory approval for the sale of our products in international markets and, consequently, have not yet set up any distribution or marketing operations as a result of assuming those functions from CIBA.  Our immediate focus is on our FDA clinical trials and, because of the lack of funds, most of our available capital will be expended on these clinical trials.  Therefore, we do not expect to be able to devote much management time or funds to international markets where we may receive approval to sell our products until we obtain additional financing.

We had expected CIBA to start sales in the European Union in the first quarter of 2004; however, as a result of the transition of marketing responsibilities under the Transfer Agreement, we did not begin sales as expected.  CIBA had been in the process of obtaining their CE Mark certification on the PSI.  If they are successful, CIBA and we will enter into a technical agreement, which will permit us to directly sell our products in CIBA packaging during 2004 in the European Union.  Depending on the timing of their obtaining the CE Mark certification for the PSI and on our ability to supply products and training, sales in Europe may continue to be delayed for several months, or possibly longer.  In addition, even if CIBA obtains CE Mark certification, we will have to obtain our own CE Mark in order to continue sales in the European Union after 2004.  We have already begun that process.  As a result, we may not report any international sales until later this year, or possibly longer.

Cost of Sales.  There were no cost of sales for the three months ended March 31, 2004 or 2003, as there were no revenues, as discussed above.  Until we fully assume manufacturing operations from CIBA under the Transfer Agreement, and determine how we are going to distribute our products in international markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales when they occur.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2004, selling, general and administrative (“SG&A”) expenses were $167,000 compared to $191,000 for the three months ended March 31, 2003, a decrease of $24,000.  The decrease was due to decreased costs for public relations of $10,000, director fees of $7,000, lease expense of $16,000, travel expense of $11,000 and other general expenses of $11,000.  These decreases were partially offset by increased costs for insurance of $23,000 and other public company expenses of $8,000.

Public relations costs decreased as a result of the curtailment of virtually all such activity since September 2003 in an effort to conserve our remaining funds.  Lease costs decreased as a result of the termination of our lease on our facility in Denison, Texas in 2003.  The closing of our Denison facility was the result of the CIBA Agreement, whereby CIBA had assumed manufacturing and distribution operations from us.  The decrease in travel expense was primarily due to the amount of travel related to our becoming a public company, which occurred in the prior year.  Insurance costs increased primarily as a result of higher premiums for coverage for directors and officers as a result of our becoming a public company.

As a result of the Transfer Agreement, it is likely that our SG&A expenses will increase as we assume functions formerly performed by CIBA.  However, we are currently unable to estimate the impact of the Transfer Agreement on our SG&A expenses going forward.  Due to our lack of funds and our immediate focus on our FDA clinical trials, we will try to minimize the impact the Transfer Agreement will have on our SG&A expenses, at least until we obtain additional financing.

Salary and Related Expenses.  For the three months ended March 31, 2004, these expenses were $133,000 compared to $710,000 for the three months ended March 31, 2003.  The decrease of $577,000 was principally due to (i) a severance charge of $472,000 in 2003 related to the separation and consulting agreement (the “Consulting Agreement”) we entered into with Dr. Schachar, our former Chief Scientist and (ii) bonus payments in 2003 of $103,000.

Our salary and related expenses may increase in the future as we may hire additional personnel in connection with reestablishing our manufacturing, distribution, marketing and regulatory operations as a result of the Transfer Agreement.  We cannot, at this time, determine to what extent our salary and benefits costs will increase.

Stock-based Compensation:  Stock-based compensation was ($11,000) for the three months ended March 31, 2004 compared to $365,000 for the three months ended March 31, 2003.  The negative compensation expense for the three months ended March 31, 2004, was the result of a reversal of $170,000 in charges previously taken in connection with options that expired in January 2004 before they were vested, partially offset by charges for previously issued and new options.  The prior year charge reflected options issued at the date of the merger of Refocus and Ocular.

Professional Services.  Professional service fees were $276,000 for the three months ended March 31, 2004 compared to $189,000 for the three months ended March 31, 2003.  The $87,000 increase in professional services was the result of an increase of $116,000 in consulting fees partially offset by decreases of $21,000 in legal fees and $8,000 in audit fees.

The higher consulting fees are due in part to a $75,000 increase in fees to investment advisors that provided services related to long-range financial planning and investor relations.  We currently expect that such costs related to these investment advisors, during the remainder of the current year, will be lower than in the prior year as a result of the expiration of certain of these contracts.  Other consulting fees, primarily related to the assumption of activities under the Transfer Agreement for tasks formerly performed by CIBA, increased by $41,000.  The decrease in legal fees between the two periods was the result of higher fees in the prior year primarily related to the negotiation and drafting of the Consulting Agreement with Dr. Schachar partially offset by an increase in fees for other matters, principally those related to being a public company.  We expect that legal fees will probably continue to be about the same as in the prior year.

Future costs related to defending our patents, hiring consultants for regulatory matters in various countries and hiring consultants to assist in the transition and management of operations assumed from CIBA under the Transfer Agreement will cause an increase in our consulting costs.  The full extent of that increase cannot be determined at this time.

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $324,000 to $331,000 for the three months ended March 31, 2004 compared to $7,000 for the three months ended March 31, 2003.  The increase in clinical trial costs consisted of an increase of $114,000 in consulting fees, $29,000 in salary expense associated with clinical trials, $143,000 in equipment provided to doctors participating in the clinical trials, $33,000 in travel expense and $5,000 in other expenses.  The increase in consulting fees primarily relates to our contract with Promedica International (“Promedica”), who is managing our Phase II FDA clinical trials, from fees for our FDA consultant, who had been paid by CIBA previously, and from consulting fees to various surgeons connected with the clinical trials.  The increase in salaries and travel expense reflects our hiring during 2003 a full time director of clinical affairs to oversee the trials.  The director works with Promedica and the physicians performing the clinical surgeries.  Equipment purchases increased as we bought equipment for doctors participating in our Phase II clinical trials.

As a result of the funds obtained through the two private placements completed during 2003, we were able to start our Phase II FDA clinical trials in the first quarter of 2004.  We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we ramp up these clinical trials.  Contingent on the availability of funding, we had projected spending approximately $1,900,000 related to these clinical trials during the remainder of 2004.  However, the actual costs are subject to many variables, some of which are beyond our control.  Therefore, the actual amount that will be spent and when such funds will be needed may be materially different than this projection.  We currently do not have adequate resources to fund the FDA clinical trials in the United States for the remainder of the current year.  Additional funding will be needed to continue these trials.

Research and Development Expense.  Research and development expense decreased $32,000 to $7,000 for the three months ended March 31, 2004 compared to $39,000 for the three months ended March 31, 2003.  The current year expense was the result of the amortization of the prepaid consulting contract with Dr. Schachar for his continuing research on the device to treat ARMD.  The prior year expense primarily reflected work being done on the PresVIEW Incision Device.

Research and development expenses are not expected to increase materially in the near term.  Future research and development on the ARMD device will be limited to efforts by Dr. Schachar as part of his Consulting Agreement.  We do not expect to spend any additional funds on research for the SEVFL during the next year.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $91,000 for the three months ended March 31, 2004 compared to $151,000 for the three months ended March 31, 2003.  Of the $60,000 decrease, amortization of patents and trademarks decreased approximately $90,000, amortization of the non-compete agreement increased $32,000, and depreciation decreased approximately $2,000.

The decrease in patent and trademark amortization reflects the write-off of Presby and related device trademarks of $95,000 in 2003 and a decrease in amortization of patents of $13,000 partially offset by an $18,000 increase in write-offs for patents compared to the prior year.  The write-off of the trademarks related to the change in the name of Presby Corp to Ocular in April 2003.  Amortization decreased primarily as a result of the write-offs taken in the prior year.  The increase in the write-off of patents in 2004 was related to a continuing cost-benefit analysis, whereby we continue to review whether or not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appears to outweigh the potential return from sales of our products.  We have continued to maintain or pursue patents in virtually all major economic markets.

The increase in the amortization of the non-compete agreement is the result of only one month of amortization in 2003 compared to three months of amortization in 2004.  The non-compete agreement was effective in March 2003.  Depreciation decreased primarily due to the write-off of surplus furniture and equipment in 2003, due to the reduction in their value in connection with the downsizing of our operations after the CIBA Agreement.

Other Income (Expense), Net.  Other expense of $26,000 for the three months ended March 31, 2004 consisted primarily of interest expense of $31,000 which was partially offset by $5,000 in interest income on our cash balances.  Interest expense represented the accretion of discount on the liability for the Consulting Agreement.

Other expense of $7,000 for the three months ended March 31, 2003 consisted primarily of interest expense of $10,000 partially offset by $3,000 in interest income earned on cash balances.  The interest expense consisted of $1,000 related to a loan received in February 2003, and repaid on March 6, 2003, and $9,000 representing the accretion of discount on the Consulting Agreement.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior period’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

Accretion of Discount on Preferred Stock.  The accretion of discount on the preferred stock was $4,000 for the three months ended March 31, 2003.  The accretion was related to the Series B preferred stock of Ocular outstanding prior to its conversion to common stock in conjunction with the March 6, 2003 merger with Refocus.  No preferred stock was outstanding after the merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,848,000 at March 31, 2004.  This represents a decrease of $1,152,000 since December 31, 2003.  The decrease was primarily the result of $1,134,000 in funds used for operations and additions to patents and trademarks of $19,000.

With the funds received from the private placements in March 2003 and December 2003, we began our Phase II FDA clinical trials in the United States during the first quarter of 2004.  We retained Promedica to assist us in the management of these FDA clinical trials.  We have approval for the participation of up to ten sites in these clinical trials.  We have incurred significant costs in preparation for the start of these clinical trials, and costs will continue to increase as the trials progress.  We expect to spend an additional $1,900,000 during the remainder of 2004 on the clinical trials, subject to the availability of funds.  The actual costs to be incurred are subject to many variables, some of which are beyond our control.  Therefore, the actual amount that will be spent and when such funds will be needed may be materially different than our current projections.  We currently do not have adequate resources to complete the FDA trials, which may continue for several years.  Additional funding will be needed to continue and to complete these FDA clinical trials.

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

We will not generate any significant revenue in 2004, as the expected re-introduction of the SSP in the European Union during 2004 will be delayed due to the Transfer Agreement with CIBA, remaining issues associated with the CE Mark certification of the PSI, and the lack of adequate funding.  Even if the SSP is marketed in the European market during 2004, our marketing efforts may involve only a few physicians.  These initial physicians would later train other physicians as well as generate surgical data that can be published to encourage other physicians to adopt our surgical procedure.

As a result of the Transfer Agreement, we will be required to reestablish our own manufacturing, marketing, distribution, regulatory and other operational functions.  If we decide to perform these functions directly, our expenses will increase substantially before any revenues from international sales could be achieved.  We cannot be sure of our ability to finance these tasks due to their cost and our limited amount of funding.  We may also determine that we prefer to establish strategic, license or distribution agreements with various regional partners for some operations.  We can provide no assurance, however, that we will be able to establish agreements with third parties within a reasonable time frame, or at all.  Therefore, as a result of increased expenses and the potential for delayed revenues, we believe that the Transfer Agreement will have a material adverse impact on our financial condition in the short term.

We have taken steps to preserve our cash to give us time to complete the first group of surgeries under the Phase II clinical trials.  In order to preserve our funds, we operate with only four full-time employees, have taken steps to significantly reduce our public relation costs and have deferred or eliminated payments of consulting fees to financial advisors, with their concurrence.  Several of our directors have agreed to accept a portion of their director fees, payable in May 2004, in shares of common stock rather than cash.  In addition to the significant amount of planned FDA clinical trial expenditures noted above, we also will pay approximately $304,000 to a former employee during the remainder of 2004 in connection with the Consulting Agreement.  Additionally, we will continue to incur significant expenditures for costs related to being a public company, especially audit, legal, insurance and director fees.  As noted above, the cost of assuming the operating functions previously performed by CIBA under the CIBA Agreement may be very significant relative to our available funds.  At this time, we cannot estimate the amount of funds that will be required to reestablish the functions formerly performed by CIBA.  Until we obtain additional funding, we will concentrate our immediate efforts on our FDA clinical trials, and any operations or matters not directly connected with those clinical trials will likely be managed on a minimum funding basis.

We believe that our cash currently on hand will fund operations until early in the third quarter of 2004.  Therefore, we do not have sufficient financial resources to fund our operations for the next twelve months.  In addition, we will require substantial additional capital to fund our future operations and conduct our FDA clinical trials over the next several years.  We may be required to seek additional funding through collaborative arrangements with corporate partners and through public or private financings.  Any such financing may involve restrictions on our ability to pay dividends on our capital stock or may affect the manner in which we can conduct our business.  We cannot give any assurances that additional funding will be available in sufficient amounts, on terms acceptable to us, or at all, when needed.  Our ability to raise additional capital depends on many factors, some of which are beyond our control, including the state of capital markets, the market price of our common stock and the prospects for our business.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research, clinical studies and/or regulatory activities or may cause us to cease operations.  We may seek a merger partner or the sale of our assets if additional financing is not available.  Our inability to obtain additional financing could have a material adverse effect on us.

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

Refocus is subject to a number of risks and can be affected by a variety of factors.  For example, management believes that the following factors, as well as others, could have a significant negative effect on our future financial position, results of operations and/or cash flows: failure to have sufficient funds to continue our operations; risks associated with assuming from CIBA responsibility for all of our marketing, manufacturing, distribution and regulatory functions; failure to develop and commercialize existing and new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions.  See “Cautionary Statements” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission for a more complete discussion of the risks and uncertainties affecting us.

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

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Refocus issued 13,295 shares of common stock upon the exercise of stock options on February 12, 2004.  These shares were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such shares was undertaken without general solicitation or advertising.  The options holder, a former employee, represented, among other things, that he was acquiring these shares for his own account and not with a view to the resale or distribution of such shares and that any subsequent sale of such shares shall be made either pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act.  In addition, the stock certificate representing these shares stated that such shares are restricted securities under the Securities Act.

In lieu of a portion of the cash accrued for services rendered as a director of Refocus from the 2003 annual meeting of stockholders until March 18, 2004, Refocus will issue 145,494 shares of its common stock on the date of the 2004 annual meeting to several of its directors.  These shares will be issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such shares was undertaken without general solicitation or advertising.  The stock certificates representing these shares will state that such shares are restricted securities under the Securities Act.

On March 18, 2004, Refocus granted options to purchase an aggregate 710,000 shares of its common stock to officers and employees.  These options were issued in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such options was undertaken without general solicitation or advertising.  The option agreement evidencing the right to acquire the shares stated that the shares acquirable pursuant to the option will be restricted securities under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)           Reports on Form 8-K

During the three months ended March 31, 2004, the following Current Report on Form 8-K was filed:

Current Report on Form 8-K dated January 30, 2004, filed February 2, 2004, which disclosed under Item 5 the License Transfer and Transition Services Agreement between the registrant, its wholly-owned subsidiary, Refocus Ocular, Inc., CIBA Vision AG and CIBA Vision Corporation, that was entered into on January 30, 2004.  The License Transfer and Transition Services Agreement was attached as an exhibit to this Current Report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
May 14, 2004		Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)