Form 10QSB
period 2004-06-30
REFOCUS GROUP INC
filed 2004-08-19
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Number of shares of common stock, par value $.0001 per share, outstanding as of August 10, 2004:  23,542,770 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Table of Contents

Refocus Group, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2004	2003
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	235,031	362,617
Salary and related expenses	132,500	258,562
Stock-based employee compensation	80,258	224,631
Professional services	247,172	566,253
Clinical trials	258,809	66,416
Research and development	7,331	55,431
Depreciation and amortization	58,897	123,718

LOSS FROM OPERATIONS	(1,019,998)	(1,657,628)

OTHER INCOME (EXPENSE):
Interest income	2,910	10,061
Interest expense	(28,773)	(40,338)
Other income	—	215
Total	(25,863)	(30,062)
NET LOSS	$(1,045,861)	$(1,687,690)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.09)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,442,182	18,943,887

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,
	2004	2003
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	401,606	553,395
Salary and related expenses	265,843	968,134
Stock-based employee compensation	69,372	589,597
Professional services	522,674	755,171
Clinical trials	589,796	73,817
Research and development	14,659	94,227
Depreciation and amortization	150,075	274,345

LOSS FROM OPERATIONS	(2,014,025)	(3,308,686)

OTHER INCOME (EXPENSE):
Interest income	8,092	13,564
Interest expense	(59,938)	(50,330)
Other income	—	15
Total	(51,846)	(36,751)
NET LOSS	(2,065,871)	(3,345,437)

Accretion of discount on preferred stock	—	(4,306)
Accrued dividends on preferred stock	—	—

NET LOSS APPLICABLE TO COMMON SHARES	$(2,065,871)	$(3,349,743)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.09)	$(0.23)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,409,114	14,525,729

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current Assets
Cash and cash equivalents	$853,135	$2,999,784
Accounts receivable	—	10,000
Inventory	8,244	—
Prepaid expenses (Note 7)	412,726	230,464
Total current assets	1,274,105	3,240,248
Property and Equipment - net	7,636	12,252
Patent Costs - net (Note 1)	961,156	957,227
Non-Compete Agreement - net (Note 1)	520,755	618,397
Other Long-Term Assets (Note 7)	102,781	138,412
Total Assets	$2,866,433	$4,966,536

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$545,943	$419,968
Accrued expenses (Note 7)	112,686	277,312
Current portion of separation and consulting agreement (Note 5)	380,797	407,384
Current portion of CIBA obligation (Note 4)	—	375,000
Customer deposits	23,000	23,000
Total current liabilities	1,062,426	1,502,664
Long-Term Liabilities
Separation and consulting agreement (Note 5)	546,056	688,421
CIBA obligation (Note 4)	2,000,000	1,625,000
Total long-term liabilities	2,546,056	2,313,421
Commitments and Contingencies (Note 8)	—	—
Shareholders’ Equity (Deficency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding	—	—
Warrants for the purchase of Refocus Group, Inc. common stock	1,858,850	2,047,350
Common stock: 60,000,000 shares of $.0001 par value authorized, 23,542,770 shares at June 30, 2004 and 23,368,887 shares at December 31, 2003 issued and outstanding	2,354	2,337
Paid-in capital	22,021,910	21,660,056
Accumulated deficit	(24,625,163)	(22,559,292)
Total shareholders’ equity (deficiency)	(742,049)	1,150,451
Total Liabilities and Shareholders’ Equity (Deficiency)	$2,866,433	$4,966,536

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,065,871)	$(3,345,437)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	150,075	274,345
Loss on disposal of equipment	—	225
Compensation cost due to stock options granted	69,372	589,597
Warrants issued in lieu of cash payments	—	130,000
Interest accreted on discounted liability	59,938	49,663
Cash provided (used) by working capital items:
Accounts receivable	10,000	(17,644)
Inventories	(8,244)	—
Other assets	(146,631)	(224,964)
Accounts payable, accrued expenses and other liabilities	(164,765)	514,617
Net Cash Used by Operating Activities	(2,096,126)	(2,029,598)

Cash Flows from Investing Activities:
Additions to property and equipment	—	(13,024)
Additions to patents and trademarks	(51,746)	(128,368)
Purchase of Refocus Group, Inc. by Refocus Ocular, Inc.	—	5,102
Net Cash Used by Investing Activities	(51,746)	(136,290)

Cash Flows from Financing Activities:
Sale of common stock	—	4,485,187
Exercise of common stock options	1,223	1,775
Offering expenses	—	(12,373)
Borrowings	—	250,000
Borrowings repaid	—	(250,000)
Net Cash Provided by Financing Activities	1,223	4,474,589

Net Increase (Decrease) in Cash and Cash Equivalents	(2,146,649)	2,308,701
Cash and Cash Equivalents, beginning of year	2,999,784	267,180
Cash and Cash Equivalents, end of period	$853,135	$2,575,881

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus” or the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  However, the Company currently believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional financing.  Without additional financing, the Company anticipates it can fund operations only into October 2004.  See Note 3 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing would have a material adverse effect on the Company.

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted until the Company receives approval for the device in the United States from the Food and Drug Administration (the “FDA”) and in other international markets from appropriate regulatory authorities.  The Company has conducted research into, and has developed, a prototype device to treat dry age-related macular degeneration (“ARMD”).  Also, the Company conducted research into and may, at a later time, develop for commercial applications a single element variable focus lens (“SEVFL”).

By 1998, the Company’s European distributor had obtained CE Mark certification of the PSI, and the Company had obtained other regulatory approvals, which were necessary to market early versions of its products, including a manual approach to the surgical procedure, in a number of international markets.  Based on these approvals, the Company began selectively selling the early versions of the PSI and related manual surgical instruments in the European Union and other countries.  In 2000, the Company obtained its own CE Mark certification on the PSI and also received approval from the FDA to conduct Phase I clinical trials of the PSI for the treatment of presbyopia on humans.  The Company decided to suspend international sales in 2001, however, in order to develop an automated surgical incision device to help simplify, standardize and automate the surgical procedure and to make the outcomes of the surgical procedure less dependent on each physician’s surgical skill.  Since that time, the Company has developed the PresVIEW Incision System, which consists of both automated and manual surgical instruments used to implant the PSI in the human eye.  The Company believes the PresVIEW Incision System will improve the consistency of the results of the SSP.

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

In August 2003, CIBA announced that it was seeking strategic alternatives for its surgical business unit, including the sale of that unit.  CIBA’s surgical unit marketed a variety of ophthalmic products and was primarily responsible for performing the CIBA Agreement.  On January 30, 2004, the Company entered into the License Transfer and Transition Services Agreement (the “Transfer Agreement”) with CIBA.  As a result of the Transfer Agreement, the Company reacquired all worldwide license rights to its patents and assumed responsibility for marketing, manufacturing, distribution and regulatory functions.  See Note 4 for a discussion of the CIBA Agreement and the Transfer Agreement.

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

The Company’s condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that the following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to have sufficient funds to continue its operations; risks associated with assuming from CIBA responsibility for all of its marketing, manufacturing, distribution and regulatory functions; failure to develop and commercialize existing and new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions.  See “Cautionary Statements” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 for a more complete discussion of the risks and uncertainties affecting the Company.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized and, once issued, are amortized over their actual or estimated life.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  During the three months ended June 30, 2003, the Company determined not to maintain or pursue certain patents and wrote off $50,252 in related capitalized costs.  During the six months ended June 30, 2004 and 2003, the Company determined not to maintain or pursue certain patents and wrote off $31,094 and $63,331, respectively, in related capitalized costs.  The cost of maintaining patents after they are issued is charged to expense.

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

The following tables show the capitalized value of patents and trademarks as of June 30, 2004 and December 31, 2003, respectively.

	Costs	Amortization	Net
PSI and related product patents	$920,121	$164,282	$755,839
ARMD patents	31,647	5,886	25,761
SEVFL Patents	228,435	48,879	179,556
Balance at June 30, 2004	$1,180,203	$219,047	$961,156

PSI and related product patents	$925,718	$168,708	$757,010
ARMD patents	31,704	4,897	26,807
SEVFL Patents	222,756	49,346	173,410
Balance at December 31, 2003	$1,180,178	$222,951	$957,227

For the three months ended June 30, 2004 and 2003, amortization expense for trademarks and patents was $7,768 and $69,751 (including $50,252 for patents written off), respectively.  For the six months ended June 30, 2004 and 2003, amortization expense for trademarks and patents was $47,817 (including $31,094 for patents written off) and $199,713 (including $94,592 for the value of trademarks and $63,331 for the value of patents written off), respectively.  The estimated aggregate amortization expense for the remainder of the current year is approximately $16,000 and for each of the succeeding five fiscal years will be approximately $32,000 each year, based on capitalized costs at June 30, 2004.

A portion of the costs incurred in connection with the February 2003 Severance, Release and Consulting Agreement (the “Consulting Agreement”) with our former Chief Scientist (see Note 5) was allocated to a non-compete agreement and is being amortized over its life of four years on a straight-line basis.  The $520,755 capitalized value of the non-compete agreement at June 30, 2004 was net of $260,379 of accumulated amortization.  Amortization of the non-compete agreement was $48,821 and $97,642 for the three and six months ended June 30, 2004, respectively, and $48,821 and $65,095 for the three and six months ended June 30, 2003, respectively.  The estimated amortization expense for the remainder of the current year is $97,641 and for 2005 - $195,283; for 2006 - $195,284; and for 2007 - $32,547.

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

•                  The selling price is fixed or determinable; and

•                  Collectibility is reasonably assured.

No royalty or milestone revenues were earned under the CIBA Agreement in 2003 or 2004.  In addition, the Company has not generated any revenues from product sales since entering into the Transfer Agreement.  The Company has sold its products in the past, and intends to continue to sell its products, without the right of return.  However, see Note 8 for a discussion of claims being made by certain customers requesting refunds on products previously sold to them.

The Company received a $2,000,000 advance royalty from CIBA in March 2002 that had been deferred and was shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  None of the $2,000,000 advance royalty had been earned as of January 30, 2004.  The advance royalty was exchanged for an obligation under the Transfer Agreement on January 30, 2004, as discussed below.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the Consulting Agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expense for research and development of the ARMD device.  The remaining balance of the prepaid consulting expense was $19,186 at June 30, 2004 and was included in other current assets.

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

For options issued during the six months ended June 30, 2004 and 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the six months ended June 30, 2004 was approximately $.43 per share and during the six months ended June 30, 2003 was approximately $1.14 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	111.06%	60.50%
Risk-free interest rate	2.86%	2.91%
Expected option lives	4.6 years	6.0 years

The Company recognized stock-based employee compensation expense of $80,258 and $69,372 for the three and six months ended June 30, 2004, respectively, as compared to $224,631 and $589,597 for the three and six months ended June 30, 2003.  Stock-based employee compensation for the three and six months ended June 30, 2004 included $5,476 and $175,287, respectively, in reductions in previously recognized compensation expense due to the expiration of certain options prior to their vesting.

Loss per share:  The net loss applicable to common shares was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,770,578 shares of common stock and warrants to purchase 5,157,500 shares of common stock in 2004, and options to purchase 1,190,350 shares of common stock and warrants to purchase 3,137,500 shares of common stock in 2003, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of Ocular’s preferred stock, prior to its actual conversion on March 6, 2003, was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

The following table presents the unaudited pro forma results of operations for the six months ended June 30, 2003, assuming that the merger had occurred on January 1, 2003 (in thousands, except per share amounts):

	For the six months ended June 30, 2003
	As Reported	Pro Forma
Revenues	$—	$—
Loss from operations	(3,309)	(3,575)
Net loss	(3,345)	(3,611)
Net loss applicable to common shares	(3,350)	(3,611)
Net loss per share – basic and diluted	$(0.23)	$(0.19)
Average number of common shares outstanding – basic and diluted	14,526	18,936

The results of operations for the three months ended June 30, 2003 reflect the consolidated results of Refocus and Ocular for the whole period.  The difference in the net loss for the Company as reported and the pro forma net loss is the result of the following:

•                  The net loss of Refocus from January 1, 2003 to the Merger Closing Date was $5,903.

•                  It was assumed that there would be no accretion of discount on the Series B preferred stock of Ocular, as the Series B preferred stock would be converted to common stock as part of the merger and private placement, which actually occurred on the Merger Closing Date.

•                  There would be additional expenses for legal, audit, public relations and other expenses related to being a public company.  The Company estimated that an additional $260,000 would have been incurred prior to the Merger Closing Date during the six months ended June 30, 2003.

NOTE 3 – GOING CONCERN

The Company believes that its cash on hand will fund operations only into October 2004 assuming that it reduces operations to a minimum and pursues various strategies discussed below.  The Company has not been successful in raising additional capital over the last few months and may not be able to raise funds in the near future.  Therefore, the Company does not believe it will have sufficient financial resources to fund its operations for the next twelve months if additional financing is not obtained.

The Company has taken steps to preserve its operating funds to give it time to gather data from the first group of surgeries under the Phase II clinical trials.  The Company believes that the value of the patents related to the SSP can only be preserved by continuing the Phase II clinical trials in order to validate the medical procedure.  Until the Company obtains additional funding, it will concentrate its immediate efforts on its FDA clinical trials, and any operations or matters not directly connected with those clinical trials will likely be managed on a minimum funding basis or deferred.  In order to preserve its funds, the Company operates with only four full-time employees, has significantly reduced its public relation costs and has deferred or eliminated payments of consulting fees to financial advisors, with their concurrence.  We have had employees take on additional responsibilities formerly performed by outside vendors.  Several of the Company’s directors accepted a portion of their director fees, paid in May 2004, in shares of common stock rather than cash.  Other vendors have indicated that they may be willing to also accept common stock of the Company in lieu of cash payments due them.  Payments to some vendors are being held past their due date, and certain vendors have agreed to extended payment terms.

While several financing initiatives are underway, the Company cannot give any assurances that additional funding will be available in sufficient amounts, on terms acceptable to it, or at all, when needed.  The Company’s ability to raise additional capital depends on many factors, some of which are beyond its control, including the state of capital markets, the market price of its common stock and the prospects for its business.  As discussed above, the Company may not be able to raise additional funds through a private placement in the near term.  Therefore, the Company will delay, scale back or eliminate some or all of its research, clinical studies outside the United States, marketing efforts and/or regulatory activities until adequate financing is secured.  The Company is continuing its Phase II clinical trails but has delayed and deferred some of those activities.  The Company is also pursuing alternatives to raising funds through a private placement, such as a merger partner, a sale of its assets or through collaborative arrangements with corporate partners.  The Company cannot be certain that any of these other options will be successfully concluded prior to the Company exhausting its operating capital.   The Company’s inability to obtain additional financing would have a material adverse effect, and the Company may have to cease operations.

If the Company is able to obtain additional financing, complete a sale of its assets or enter into a collaborative arrangement, these may involve restrictions on its ability to pay dividends on its capital stock, may affect the manner in which it can conduct its business or result in a change of control of the Company.  It may also result in the Company going private.  The failure to obtain additional financing may lead the Company to seek protection under the federal bankruptcy laws or to liquidate.  The sale of assets may also result in a liquidation of the Company. Any of the events that may occur should the Company fail in obtaining additional financing may result in the current stockholders losing most or all of their investment.

The Company is dependent on its management, key personnel and consultants.  The loss of any of the Company’s four employees or any of its consultants may damage the Company’s business.  These individuals have extensive knowledge of the SSP, the ongoing FDA clinical trials and/or the Company’s financial and legal details.  Due to the Company’s financial condition and uncertainty about its continuing as a going concern, the Company is at a higher risk of losing the services of its employees.  Certain of its consultants may also determine that they do not wish to provide services without advance payment, which the Company may determine is not an appropriate use of its remaining cash resources.  The loss of services of any of the Company’s employees or consultants could have a material adverse effect on the Company’s business and financial condition.

The Company cannot sell its products in the United States until it receives approval from the FDA, and there can be no assurance, even if the Company has adequate funding, that it will receive the necessary approvals.  Clinical trials required to obtain regulatory approvals are complex and expensive, and their outcomes are uncertain.  Negative or adverse results during a clinical trial could cause substantial delays in receiving approval.  Delays may also arise from additional government regulations from future legislation, administrative actions or changes in FDA policies.  Therefore, the actual timing and amounts of expenditures required to pursue FDA approval cannot be predicted with certainty, and the additional funding needed for these clinical trials may not be available when needed.

The Company is unlikely to generate any revenues in 2004, as the expected re-introduction of the SSP in the European Union during 2004 will be delayed due to the Transfer Agreement, remaining issues associated with the CE Mark certification of the PSI, and the lack of adequate funding.

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

The $3,000,000 obligation had a present value of approximately $1,612,000 at January 30, 2004, using an 18% discount rate, which estimated rate was based on interest rates available to companies with similar credit risk.  However, since the obligation can be extinguished by the payment of $2,000,000 prior to January 1, 2006, the carrying value of the obligation will be the greater of its present value or $2,000,000 until that date.  Afterwards, the obligation will be carried at its present value.   Since the current value of the obligation was the same as the unearned portion of the advance royalty payment forgiven at January 30, 2004, no gain or loss was recognized at the date of the Transfer Agreement.

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

CIBA had been seeking CE Mark certification of the PSI for its planned marketing efforts in the European Union in early 2004.  That CE Mark certification of the PSI is still pending.  The Transfer Agreement requires CIBA to continue its efforts to obtain CE Mark certification of the PSI.  If the CE Mark certification for the PSI is obtained, CIBA and the Company will enter into a technical agreement, which will allow the Company to directly sell its products in CIBA packaging during 2004 in the European Union.  However, the Company now believes that CIBA will not be able to complete the CE Mark certification process in 2004.  The Company is separately pursuing its own CE Mark certification of the PSI and the disposable blade used in the PresVIEW Incision Device; however, these efforts have been delayed and deferred pending adequate financing.

The Company expects that the transition from CIBA will result in a significant increase in costs related to performing functions that CIBA had assumed under the CIBA Agreement.  Conversely, however, the Company will be entitled to all gross proceeds from the sale of its products instead of a royalty based on a percentage of sales, as previously specified in the CIBA Agreement.  Due to the lack of CE Mark certification and the delay in receiving that certification due to our liquidity problems, sales in Europe will be delayed beyond the date that CIBA could have marketed its products.  Therefore, as a result of the increase in expenses and the delay in generating revenues, the Company believes that the Transfer Agreement may have a material adverse impact on its financial condition in the short term.

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

Dr. Schachar was paid $550,000 during the first year of the Consulting Agreement and is to be paid $400,000 during the second year.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is receiving a $500 per month supplemental payment for the first four years of the Consulting Agreement.  The present value of the remaining obligation under the Consulting Agreement was $926,853 at June 30, 2004, and is reported in current and long-term liabilities in the condensed consolidated balance sheet.

For the three months ended June 30, 2004 and 2003, there were charges totaling $100,206 and $111,770, respectively, in connection with the Consulting Agreement.  For the six months ended June 30, 2004 and 2003, there were charges totaling $202,803 and $617,168, respectively.  These charges represented amortization of prepaid consulting, amortization of the non-compete agreement, accretion of discount on the present value of future payments and, for the six months ended June 30, 2003, severance expense of $472,261.

NOTE 6 – STOCK OPTIONS

On February 25, 2003, Ocular’s Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  Shareholders of Ocular approved the Plan on March 4, 2003.  Refocus assumed the Plan on the Merger Closing Date.  The total number of shares of common stock available for new grants under the Plan at March 4, 2003, was 4,100,000 shares.  There were options to purchase an aggregate of 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 2,432,592 shares of common stock are available for grant under the Plan at June 30, 2004.

The following table summarizes the information with respect to stock options for the six months ended June 30, 2004 and 2003:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,111,051	$1.787	161,851	$0.104
Granted	950,000	$0.550	1,067,635	$1.986
Exercised	(13,295)	$0.092	(19,136)	$0.093
Canceled or expired	(277,178)	$1.980	(20,000)	$1.980
Outstanding at June 30	1,770,578	$1.106	1,190,350	$1.761

Exercisable at June 30	843,229		259,968

The following table summarizes information for options outstanding and exercisable at June 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Re- maining Con- tractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.092-$0.640	1,053,170	4.7 years	$0.507	328,452	$0.398
$1.98 - $2.31	717,408	4.5 years	$1.985	514,777	$1.987
	1,770,578	4.6 years	$1.106	843,229	$1.368

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the six months ended June 30, 2004 and 2003:

	2004	2003
Interest paid	$—	$667
Income taxes paid	—	—
Non-cash transactions:
Value of common stock issued in lieu of cash to directors	102,776	—
Accretion of discount on Ocular’s Series B preferred stock	—	4,306
CIBA obligation related to an advance royalty payment exchanged for future payments under the Transfer Agreement	2,000,000	—
Value of warrants issued in private placement to agents or advisors	—	683,000
Conversion of Ocular’s Series B preferred stock	—	9,118,450
Conversion of Ocular’s Series C preferred stock	—	1,049,104
Value of Consulting Agreement	—	1,557,625
Value of warrant issued to investment banker	—	130,000
Value of warrant issued to agent in post-closing private placement	—	130,000
Value of Refocus common stock issued to advisor	—	21,750

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	June 30, 2004	December 31, 2003
Prepaid expenses:
Prepaid insurance	$236,966	$62,826
Prepaid consulting expenses	81,168	61,668
Prepaid research and development costs	19,186	28,779
Prepaid FDA trial costs	73,202	75,007
Other prepaid expenses	2,204	2,184
Total	$412,726	$230,464

Other long-term assets:
Prepaid consulting expenses	$102,781	$133,615
Prepaid research and development costs	—	4,797
Total	$102,781	$138,412

Accrued expenses:
Accrued salaries, wages and benefits	$—	$36,228
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	28,500	30,000
Director fees	11,000	131,500
Accrued taxes	8,534	9,779
Other	14,652	19,805
Total	$112,686	$277,312

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

In January 2004, a dispute arose as to the continuing obligation of Verus under this agreement.  Verus advised the Company that its ability to provide the original subscription amount at a stock price well above current market was limited, and it indicated that current market conditions should be considered.  As a means of deferring and ultimately resolving this dispute, the Company and Verus entered into an amendment to its agreement to further extend to June 30, 2004, which has been subsequently been extended to August 31, 2004, Verus’ obligation to purchase up to $1,000,000 of units and to make certain other modifications.  Pursuant to the amendment, the Company agreed to modify the funding obligation to permit Verus to reduce its funding obligation by:

•              $13,500 for the surrender and cancellation of a warrant to purchase 50,000 shares of common stock that was issued to Verus in a March 2003 private placement,

•              the surrender and cancellation of shares of common stock and warrants to purchase shares of common stock that were issued to Verus or its affiliates, assigns or designees, or investors in the March 2003 private placement, based on the current market price of the Company’s common stock,

•              the waiver of the remaining $20,000 in advisory fees due to Verus under its existing consulting agreement with the Company,

•              the waiver of up to $87,100 in advisory fees that might become due to Verus during the extension period, and

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

While management of the Company believed that these modifications to the agreement were in the Company’s best interest, there was no assurance that Verus would not continue to dispute this obligation.  During August 2004, the Company has been attempting to negotiate a final settlement of this obligation and has advised Verus that it may seek damages through litigation if a settlement is not reached.

NOTE 10 – SUBSEQUENT EVENT

On July 9, 2004, the Company’s Board of Directors approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000 shares, subject to the adoption of the amendment by the stockholders of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

JUNE 30, 2004

(dollars rounded to thousands, except per share amounts)

Overview

You should be aware that we currently believe that we may not be able to continue as a going concern over the next twelve months if additional funding is not obtained.  Based on current funds on hand, and assuming no additional financing is obtained, we believe the Company can fund operations only into October 2004.  See the discussion in “Liquidity and Capital Resources” below.  The inability to obtain additional financing would have a material adverse effect on us.

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

On January 30, 2004, we entered into an agreement with CIBA, the License Transfer and Transition Services Agreement (the “Transfer Agreement”).  Pursuant to the Transfer Agreement, we reacquired all worldwide license rights to our patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide us with certain transition services during 2004, including continuing efforts to obtain the CE Mark certification of the PSI.  These transition services will help us transfer the manufacturing, distribution and marketing functions back to us from CIBA.  If CIBA obtains CE Mark certification of the PSI, CIBA and we will enter into a technical agreement, which will permit us to directly sell our products in CIBA packaging during 2004 in the European Union.  However, we now believe CIBA will not be able to complete the CE Mark certification process in 2004.  We are separately pursuing our own CE Mark certification of the PSI and the disposable blade used in the PresVIEW Incision Device.  These efforts have been delayed or deferred pending adequate financing.

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

We expect that the transition from CIBA will result in a significant increase in costs related to performing functions that CIBA had assumed under the CIBA Agreement.  Conversely, however, we will be entitled to all gross proceeds from the sale of our products instead of a royalty based on a percentage of sales, as previously specified in the CIBA Agreement.  Due to the lack of CE Mark certification and the delay in receiving that certification due to our liquidity problems, sales in Europe will be delayed beyond the date that CIBA could have marketed our products.  Therefore, as a result of the increase in expenses and the delay in generating revenues, we believe that the Transfer Agreement may have a material adverse impact on our financial condition in the short term.

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

In January 2004, a dispute arose as to the continuing obligation of Verus under this agreement.  Verus advised us that its ability to provide the original subscription amount at a stock price well above current market is limited, and it indicated that current market conditions should be considered.  As a means of deferring and ultimately resolving this dispute, Verus and we entered into an amendment to the agreement to further extend to June 30, 2004, which has been subsequently extended to August 31, 2004, Verus’ obligation to purchase up to $1,000,000 of units and to make certain other modifications.  Pursuant to this amendment, we agreed to modify the funding obligation to permit Verus to reduce its funding obligation by:

•              $13,500 for the surrender and cancellation of a warrant to purchase 50,000 shares of common stock that was issued to Verus in a March 2003 private placement,

•              the surrender and cancellation of shares of our common stock and warrants to purchase shares of our common stock that were issued to Verus or its affiliates, assigns or designees, or investors in a March 2003 private placement, based on the current market price of our common stock,

•              the waiver of the remaining $20,000 in advisory fees due to Verus under its existing consulting agreement with us,

•              the waiver of up to $87,100 in advisory fees that might become due to Verus during the extension period, and

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

While we believe that these modifications to the agreement were in our best interest, there was no assurance that Verus would not continue to dispute this obligation.  During August 2004, we have been attempting to negotiate a final settlement of this obligation and have advised Verus that we may seek damages through litigation if a settlement is not reached.

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

Income taxes – Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for tax and financial reporting purposes.  A valuation allowance is established for any portion of the deferred tax asset for which realization is not likely.  We maintain a 100% valuation allowance against our deferred tax asset.  The valuation allowance is subject to periodic review, and we may determine that a portion of our deferred tax asset may be realizable in the future.

Patent costs, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $179,556 and the patents related to ARMD have a carrying value of $25,761 at June 30, 2004.  Since these patents involve new technologies that have not been proven, we cannot yet determine whether these costs are recoverable.  We believe that these technologies can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop these technologies or these technologies cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

Revenues.  There were no revenues for the three or six months ended June 30, 2004 or 2003.  The lack of sales resulted from (i) our suspension of sales in 2001 while we developed the PresVIEW Incision System and (ii) the CIBA Agreement, pursuant to which CIBA assumed responsibility for all marketing and sales of the PSI and related surgical instruments.  We had previously anticipated that future revenues would be generated from royalties on product sales and from milestone payments made under the CIBA Agreement.  As a result of the Transfer Agreement that was effective on January 30, 2004, future revenues are instead expected to be generated by sales of our products by us directly or through other distributors.

CIBA had been seeking CE Mark certification of the PSI for its planned marketing efforts in the European Union.  If CIBA had obtained that CE Mark certification during 2004, we could have used their CE Mark for European sales.  We now believe that CIBA will not complete that certification process in 2004.  We are separately seeking regulatory approval for the sale of our products in international markets, including seeking our own CE Mark certification; however, these efforts have been delayed and deferred due to the lack of adequate funding.  Therefore, we are unlikely to generate any revenues in 2004 from international markets due to the lack of regulatory approvals, delays due to the assumption of duties under the Transfer Agreement and the lack of adequate financing.  Because of the lack of funds, most of our available capital will be expended on our ongoing FDA clinical trials.  We cannot sell our products in the Untied States until we receive FDA approval.

Cost of Sales.  There were no cost of sales for the three and six months ended June 30, 2004 or 2003, as there were no revenues, as discussed above.  Until we fully assume manufacturing operations from CIBA under the Transfer Agreement, and determine how we are going to distribute our products in international markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales when they occur.

Selling, General and Administrative Expenses.  For the three months ended June 30, 2004, selling, general and administrative (“SG&A”) expenses were $235,000 compared to $363,000 for the three months ended June 30, 2003, a decrease of $128,000.  The decrease was due to decreased costs for public relations and other public company expenses of $135,000 and lease expense of $12,000.  These decreases were partially offset by increased costs for insurance of $5,000 and other general expenses of $14,000.

For the six months ended June 30, 2004, SG&A expenses were $402,000 compared to $553,000 for the six months ended June 30, 2003, a decrease of $151,000.  The decrease was due to decreased costs for public relations and other public company expenses of $144,000, lease expense of $21,000 and other general expenses of $14,000.  These decreases were partially offset by increased costs for insurance of $28,000.

Public relations and other public company costs decreased primarily as a result of the curtailment of virtually all public relations activity since September 2003 in an effort to conserve our remaining funds.  Lease costs decreased as a result of the termination of our lease on our facility in Denison, Texas in 2003.  The closing of our Denison facility was the result of the CIBA Agreement, whereby CIBA had assumed manufacturing and distribution operations from us.  Insurance costs increased primarily as a result of higher premiums for coverage for directors and officers.

As a result of the Transfer Agreement, it is likely that our SG&A expenses will increase as we assume functions formerly performed by CIBA.  However, we are currently unable to estimate the total impact of the Transfer Agreement on our SG&A expenses going forward as we have only undertaken a limited amount of CIBA’s former activities primarily because of our lack of funds and our immediate focus on our FDA clinical trials.

Salary and Related Expenses.  For the three months ended June 30, 2004, these expenses were $133,000 compared to $259,000 for the three months ended June 30, 2003.  The decrease of $126,000 was principally due to severance payments of $123,000 in 2003 to a former officer.

For the six months ended June 30, 2004, these expenses were $266,000 compared to $968,000 for the six months ended June 30, 2003.  The decrease of $702,000 was principally due to (i) a severance charge of $472,000 in 2003 related to the separation and consulting agreement (the “Consulting Agreement”) we entered into with Dr. Schachar, our former Chief Scientist, (ii) severance payments of $123,000 to a former officer in 2003, and (iii) bonus payments in 2003 of $104,000.

Our salary and related expenses may increase in the future as we may hire additional personnel in connection with reestablishing our manufacturing, distribution, marketing and regulatory operations as a result of the Transfer Agreement, assuming we have adequate financing available.  We cannot, at this time, determine to what extent our salary and benefits costs will increase.

Stock-based Compensation:  Stock-based compensation was $80,000 for the three months ended June 30, 2004 compared to $225,000 for the three months ended June 30, 2003.  Stock-based compensation was $69,000 for the six months ended June 30, 2004 compared to $590,000 for the six months ended June 30, 2003.  The decrease in the charge from the prior year reflects, in part, reductions for the three and six months ended June 30, 2004 of $5,000 and $175,000, respectively, in previously recognized compensation expense due to the expiration of certain options prior to their vesting.

Professional Services.  Professional service fees were $247,000 for the three months ended June 30, 2004 compared to $566,000 for the three months ended June 30, 2003.  The $319,000 decrease in professional services was the result of a decrease of $281,000 in consulting fees and a decrease of $62,000 in legal fees partially offset by an increase of $24,000 in other fees.

Professional service fees were $523,000 for the six months ended June 30, 2004 compared to $755,000 for the six months ended June 30, 2003.  The $232,000 decrease in professional services was the result of a decrease of $176,000 in consulting fees and a decrease of $82,000 in legal fees partially offset by an increase of $26,000 in other fees.

The decrease in consulting fees for both periods was primarily due to fees paid to investment advisors that provided services related to long-range financial planning and investor relations.  The contracts with these investment advisors, which were entered into during 2003, were all terminated during the six months ended June 30, 2004.  Their fees decreased by $298,000 and $223,000, respectively, for the three and six months ended June 30, 2004 as compared to the prior year.  Other consulting fees, primarily related to the assumption of activities under the Transfer Agreement for tasks formerly performed by CIBA, increased by $17,000 and $47,000, respectively, for the three and six months ended June 30, 2004.  In comparing the three month periods ending June 30th, the decrease in legal fees was primarily due to higher fees in the prior year related to matters arising from the merger with Refocus.  In comparing the six month periods ending June 30th, the decrease in legal fees was primarily related to the negotiation and drafting of the Consulting Agreement with Dr. Schachar in 2003 and to legal fees related to patent matters.  We expect that legal fees will probably continue to be slightly lower than in the prior year.  Other fees for both periods increased primarily because of higher professional accounting fees related to filings with the Securities and Exchange Commission.

Future costs related to defending our patents, hiring consultants for regulatory matters in various countries and hiring consultants to assist in the transition and management of operations assumed from CIBA under the Transfer Agreement will cause an increase in our consulting costs, assuming we have adequate financing available.  The full extent of that increase cannot be determined at this time.

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $193,000 to $259,000 for the three months ended June 30, 2004 compared to $66,000 for the three months ended June 30, 2003.  The increase in clinical trial costs consisted of an increase of $154,000 in consulting fees, $15,000 in salary expense associated with the clinical trials, $11,000 in equipment provided to doctors participating in the clinical trials and $16,000 in various laboratory tests, partially offset by a decrease of $3,000 in other expenses.

The cost incurred for our FDA and other clinical trials increased $516,000 to $590,000 for the six months ended June 30, 2004 compared to $74,000 for the six months ended June 30, 2003.  The increase in clinical trial costs consisted of an increase of $268,000 in consulting fees, $44,000 in salary expense associated with the clinical trials, $154,000 in equipment provided to doctors participating in the clinical trials, $30,000 in travel expense, $16,000 in various laboratory tests and $4,000 in other expenses.

The increase in consulting fees primarily relates to our contract with Promedica International (“Promedica”), who is managing our Phase II FDA clinical trials, from fees for our FDA consultant, who had been paid by CIBA previously, and from fees paid to various surgeons as part of the clinical trials.  The increase in salaries and, for the six month period, travel reflect our hiring during 2003 of a full time director of clinical affairs to oversee the trials.  The director works with Promedica and the physicians performing the clinical surgeries.  Equipment purchases increased as we bought equipment for doctors participating in our Phase II clinical trials.  Laboratory tests were performed in the current year in assuring the safety of the material used in our implants.

The amount we will spend during the rest of the year on FDA trails and certain international investigations is contingent on the availability of funding.  We have taken steps to significantly to reduce these costs for the next few months to conserve our funds.  Our employees or other consultants have taken on some of the work formerly provided by Promedica in order to reduce costs and provide us with information on the progress of the trials on a more timely basis.  We have also decided to currently limit the Phase II clinical trials to approximately fifty surgeries at three sites.  We believe this will provide us and potential investors or strategic partners with adequate information to validate the success of the SSP as a medical procedure.  It will, however, delay the finalization of the Phase II trials and delay the start of the Phase III trials.  This is an unavoidable consequence of our lack of funds.  Additional funding will be needed to continue and complete these trials.

Research and Development Expense.  Research and development expense decreased $48,000 to $7,000 for the three months ended June 30, 2004 compared to $55,000 for the three months ended June 30, 2003.  Research and development expense decreased $79,000 to $15,000 for the six months ended June 30, 2004 compared to $94,000 for the six months ended June 30, 2003.

The current year expense was primarily the result of the amortization of the prepaid consulting contract with Dr. Schachar for his continuing research on the device to treat ARMD.  The prior year expense primarily reflected work being done on the PresVIEW Incision Device.

Research and development expenses are not expected to increase materially in the near term.  Future research and development on the ARMD device will be limited to efforts by Dr. Schachar as part of his Consulting Agreement.  We do not expect to spend any additional funds on research for the SEVFL during the next year.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $59,000 for the three months ended June 30, 2004 compared to $124,000 for the three months ended June 30, 2003.  Of the $65,000 decrease, amortization of patents decreased approximately $62,000 and depreciation decreased approximately $3,000.

The decrease in patent amortization reflects a decrease in the write-off of patents of $50,000 and a decrease in amortization of patents of $12,000.  Amortization decreased primarily as a result of the write-offs taken in the prior year.  The write-offs of patents related to a continuing review of all of our patents to determine whether or not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appears to outweigh the potential return from sales of our products.  There were no write-offs during the three months ended June 30, 2004 compared to $50,000 in 2003.

Depreciation and amortization expense was $150,000 for the six months ended June 30, 2004 compared to $274,000 for the six months ended June 30, 2003.  Of the $124,000 decrease, amortization of patents and trademarks decreased approximately $152,000, amortization of the non-compete agreement increased $33,000, and depreciation decreased approximately $5,000.

The increase in the amortization of the non-compete agreement is the result of only four months of amortization in 2003 compared to six months of amortization in 2004.  The non-compete agreement was effective in March 2003.  Depreciation decreased primarily due to the write-off of surplus furniture and equipment in 2003, due to the reduction in their value in connection with the downsizing of our operations after the CIBA Agreement.

The decrease in patent and trademark amortization reflects the write-off of Presby and related device trademarks of $95,000 in 2003, a decrease in the write-offs of patents of $32,000 and a decrease in amortization of patents of $25,000 compared to the prior year.  The write-off of the trademarks related to the change in the name of Presby Corp to Ocular in April 2003.  Amortization of patents decreased primarily as a result of the write-offs taken in the current and prior year.  The write-offs of patents related to a continuing review of all of our patents to determine whether or not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appears to outweigh the potential return from sales of our products.  The write-offs for the six months ended June 30, 2004 were $31,000 compared to $63,000 in 2003.  We have continued to maintain or pursue patents in virtually all major economic markets.

Other Income (Expense), Net.  Other expense of $26,000 for the three months ended June 30, 2004 consisted primarily of interest expense of $29,000, which was partially offset by $3,000 in interest income on our cash balances.  Other expense of $52,000 for the six months ended June 30, 2004 consisted primarily of interest expense of $60,000, which was partially offset by $8,000 in interest income on cash balances.  Interest expense for both of the periods represented the accretion of discount on the liability for the Consulting Agreement.

Other expense of $30,000 for the three months ended June 30, 2003 consisted primarily of interest expense of $40,000 partially offset by $10,000 in interest income earned on cash balances.  Other expense of $37,000 for the six months ended June 30, 2003 consisted primarily of interest expense of $50,000 partially offset by $13,000 in interest income earned on cash balances.  The interest expense consisted of $40,000 for the three months, and $49,000 for the six months, ended June 30, 2003, representing the accretion of discount on the Consulting Agreement and $1,000 for the six months ended June 30, 2003 related to a loan received in February 2003 and repaid on March 6, 2003.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior period’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

Accretion of Discount on Preferred Stock.  The accretion of discount on the preferred stock was $4,000 for the six months ended June 30, 2003.  The accretion was related to the Series B preferred stock of Ocular outstanding prior to its conversion to common stock in conjunction with the March 6, 2003 merger with Refocus.  No preferred stock was outstanding after the merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $853,000 at June 30, 2004.  This represents a decrease of $2,147,000 since December 31, 2003.  The decrease was primarily the result of $2,096,000 in funds used for operations and additions to patents and trademarks of $52,000.

We believe that our cash on hand will fund operations only into October 2004 assuming that we reduce operations to a minimum and pursue various strategies discussed below.  We have not been successful in raising additional capital over the last few months and may not be able to raise funds in the near future.  Therefore, we do not believe we will have sufficient financial resources to fund our operations for the next twelve months if additional financing is not obtained.

We have taken steps to preserve our operating funds to give us time to gather data from the first group of surgeries under the Phase II clinical trials.  We believe that the value of the patents related to the SSP can only be preserved by continuing the Phase II clinical trials, in order to validate the medical procedure.  Until we obtain additional funding, we will concentrate our immediate efforts on our FDA clinical trials, and any operations or matters not directly connected with those clinical trials will likely be managed on a minimum funding basis or deferred.  In order to preserve our funds, we operate with only four full-time employees, have significantly reduced our public relation costs and have deferred or eliminated payments of consulting fees to financial advisors, with their concurrence.  We have had employees take on additional responsibilities formerly performed by outside vendors.  Several of our directors accepted a portion of their director fees, paid in May 2004, in shares of common stock rather than cash.  Other vendors have indicated that they may be willing to also accept our common stock in lieu of cash payments due them.  Payments to some vendors are being held past their due date, and certain vendors have agreed to extended payment terms.

While several financing initiatives are underway, we cannot give any assurances that additional funding will be available in sufficient amounts, on terms acceptable to us, or at all, when needed.  Our ability to raise additional capital depends on many factors, some of which are beyond our control, including the state of capital markets, the market price of our common stock and the prospects for our business.  As discussed above, we may not be able to raise additional funds through a private placement in the near term.  Therefore, we will delay, scale back or eliminate some or all of our research, clinical studies outside the United States, marketing efforts and/or regulatory activities until adequate financing is secured.  We are continuing our Phase II clinical trials but have delayed or deferred some of those activities.  We are also pursuing alternatives to raising funds through a private placement, such as a merger partner, a sale of our assets or through collaborative arrangements with corporate partners.  We cannot be certain that any of these other options will be successfully concluded prior to our exhausting our operating capital.   Our inability to obtain additional financing would have a material adverse effect, and we may have to cease operations.

Even if we are able to obtain additional financing, complete a sale of our assets or enter into a collaborative arrangement, these may involve restrictions on our ability to pay dividends on our capital stock, may affect the manner in which we can conduct our business or result in a change of control of us.  It may also result in our going private.  The failure to obtain additional financing may lead us to seek protection under the federal bankruptcy laws or to liquidate.  The sale of assets may also result in our liquidation. Any of the events that may occur should we fail in obtaining additional financing may result in the current stockholders losing most or all of their investment.

We are dependent on our management, key personnel and consultants.  The loss of any of our four employees or any of our consultants may damage our business.  These individuals have extensive knowledge of the SSP, the ongoing FDA clinical trials and/or our financial and legal details.  Due to our financial condition and uncertainty about our continuing as a going concern, we are at a higher risk of losing the services of our employees.  Certain of our consultants may also determine that they do not wish to provide services without advance payment, which we may determine is not an appropriate use of our remaining cash resources.  The loss of services of any of our employees or consultants could have a material adverse effect on our business and financial condition.

We cannot sell our products in the United States until we receive approval from the FDA, and there can be no assurance, even if we have adequate funding, that we will receive the necessary approvals.  Clinical trials required to obtain regulatory approvals are complex and expensive, and their outcomes are uncertain.  Negative or adverse results during a clinical trial could cause substantial delays in receiving approval.  Delays may also arise from additional government regulations from future legislation, administrative actions or changes in FDA policies.  Therefore, the actual timing and amounts of expenditures required to complete the FDA approval process cannot be predicted with certainty, and the additional funding needed for these clinical trials may not be available when needed.

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

Solicitation of our stockholders’ written consent with respect to the adoption of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 60,000,000 to 120,000,000 shares, as discussed in Note 10 to the condensed consolidated financial statements included herein, will be made only pursuant to consent solicitation materials to be mailed to our stockholders.  The consent solicitation will contain important information about the proposed amendment and information concerning the solicitation of consents.  All stockholders should read the consent solicitation materials carefully.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is provided to update the information in Item 3. Legal Proceedings in the Form 10-KSB for the year ended December 31, 2003:

In May 2000, we filed a patent infringement suit against Howard N. Straub, D. O., the Colorado Eye Institute, Restorvision, Inc. and LensTec, in the United States District Court for the District of Colorado.  In June 2002, the Court granted a motion jointly proposed by both parties that stayed the litigation for a period of twelve months, and granted an additional twelve month stay in 2003.  In June 2004, the Court again granted an additional twelve month stay.  During this period, the United States Patent and Trademark Office will continue its investigation into the validity of Restorvision’s patent applications.

ITEM 2.  CHANGES IN SECURITIES

On May 28, 2004, Refocus granted options to purchase an aggregate 240,000 shares of its common stock at $ .64 per share to our directors.  These options were issued in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such options is undertaken without general solicitation or advertising.  The option agreement evidencing the right to acquire the shares stated that the shares acquirable pursuant to the options will be restricted securities under the Securities Act.

In lieu of a portion of the cash accrued for services rendered by several of our directors from the 2003 annual meeting of stockholders to the 2004 annual meeting, Refocus issued 160,588 shares of its common stock effective May 28, 2004 to these directors.  These shares were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such shares was undertaken without general solicitation or advertising.  The stock certificates representing these shares will state that such shares are restricted securities under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant held its annual meeting on May 28, 2004.  The stockholders were asked to vote on the following matters: election of directors and ratification of Deloitte & Touche LLP as our independent auditors.  No other matters were submitted at the meeting.

Election of Directors:

The following directors were elected for a term which expires at the annual meeting in 2007:

	Number of shares voted:
	For	Withheld
Peter C. Hobbins, Ph.D.	12,322,629	4,918,813
Grady E. Schleier	12,322,629	4,918,813

The following director was elected for a term which expires at the annual meeting in 2006:

	Number of shares voted:
	For	Withheld
Charles M. Edwards	12,322,629	4,918,813

The following director was elected for a term which expires at the annual meeting in 2005:

	Number of shares voted:
	For	Withheld
Kenneth N. Elmgren	12,322,629	4,918,813

Ratification of Independent Auditors:

The ratification of Deloitte & Touche LLP as our independent auditors was approved.  The number of votes cast for ratification constituted a majority of the votes cast at the annual meeting.  The votes for, against or abstaining were as follows:

Number of shares voted:
For	Against	Abstain
17,214,593	500	26,349

There were no broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

10.6.1	Second Amendment to Employment Agreement, dated as of March 18, 2004, by and between the Registrant and Mark A. Cox.
10.8.2	Second Amendment to Employment Agreement, dated as of March 18, 2004, by and between the Registrant and Terence A. Walts.
10.8.3	Third Amendment to Employment Agreement, dated as of August 16, 2004, by and between the Registrant and Terence A. Walts.
10.20.4	Letter Agreement, dated as of June 30, 2004 between the Registrant and Verus Support Services Inc. relating to the deferral of Verus’s contingent subscription and other items.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

(b)           Reports on Form 8-K

During the three months ended June 30, 2004, the Company did not file any Current Report on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
August 19, 2004		Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)