Form 10QSB
period 2004-09-30
REFOCUS GROUP INC
filed 2004-11-15
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of common stock, par value $.0001 per share, outstanding as of November 10, 2004:  23,542,770 shares.

Transitional Small Business Disclosure Format (Check one):

Yes  ☐  No  ☒

Table of Contents

Refocus Group, Inc.

Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

Part II – Other Information

Item 2. Changes in Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2004	2003
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	179,131	474,593
Salary and related expenses	126,308	127,034
Stock-based employee compensation	83,826	136,305
Professional services	178,578	341,764
Clinical trials	217,127	102,335
Research and development	19,231	7,324
Depreciation and amortization	152,762	227,761

LOSS FROM OPERATIONS	(956,963)	(1,417,116)

OTHER INCOME (EXPENSE):
Interest income	1,412	6,856
Interest expense	(26,570)	(37,348)
Total	(25,158)	(30,492)
NET LOSS	$(982,121)	$(1,447,608)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.08)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,542,770	18,943,887

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,
	2004	2003
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	580,737	1,027,988
Salary and related expenses	392,151	1,095,168
Stock-based employee compensation	153,198	725,902
Professional services	701,252	1,096,935
Clinical trials	806,923	176,152
Research and development	33,890	101,551
Depreciation and amortization	302,837	502,106

LOSS FROM OPERATIONS	(2,970,988)	(4,725,802)

OTHER INCOME (EXPENSE):
Interest income	9,504	20,420
Interest expense	(86,508)	(87,678)
Other income	—	15
Total	(77,004)	(67,243)
NET LOSS	(3,047,992)	(4,793,045)

Accretion of discount on preferred stock	—	(4,306)

NET LOSS APPLICABLE TO COMMON SHARES	$(3,047,992)	$(4,797,351)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.13)	$(0.30)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,453,991	16,014,632

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current Assets
Cash and cash equivalents	$255,592	$2,999,784
Accounts receivable	119	10,000
Inventory	10,152	—
Prepaid expenses (Note 7)	226,122	230,464
Total current assets	491,985	3,240,248
Property and Equipment - net	8,091	12,252
Patent Costs - net (Note 1)	875,159	957,227
Non-Compete Agreement - net (Note 1)	471,935	618,397
Other Long-Term Assets (Note 7)	87,364	138,412
Total Assets	$1,934,534	$4,966,536

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$507,768	$419,968
Accrued expenses (Note 7)	161,691	277,312
Current portion of separation and consulting agreement (Note 5)	380,797	407,384
Current portion of CIBA obligation (Note 4)	—	375,000
Customer deposits	23,000	23,000
Total current liabilities	1,073,256	1,502,664
Long-Term Liabilities
Separation and consulting agreement (Note 5)	471,622	688,421
CIBA obligation (Note 4)	2,000,000	1,625,000
Total long-term liabilities	2,471,622	2,313,421
Commitments and Contingencies (Note 8)	—	—
Shareholders’ Equity (Deficency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding	—	—
Warrants for the purchase of Refocus Group, Inc. common stock	1,888,850	2,047,350
Common stock: 60,000,000 shares of $.0001 par value authorized, 23,542,770 shares at September 30, 2004 and 23,368,887 shares at December 31, 2003 issued and outstanding	2,354	2,337
Paid-in capital	22,105,736	21,660,056
Accumulated deficit	(25,607,284)	(22,559,292)
Total shareholders’ equity (deficiency)	(1,610,344)	1,150,451
Total Liabilities and Shareholders’ Equity (Deficiency)	$1,934,534	$4,966,536

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(3,047,992)	$(4,793,045)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	302,837	502,106
Loss on disposal of equipment	—	4,087
Compensation cost due to stock options granted	153,198	725,902
Warrants issued in lieu of cash payments	30,000	260,000
Interest accreted on discounted liability	86,508	87,012
Cash provided (used) by working capital items:
Accounts receivable	9,881	27,044
Inventories	(10,152)	—
Other assets	55,390	(88,582)
Accounts payable, accrued expenses and other liabilities	(254,939)	513,069
Net Cash Used by Operating Activities	(2,675,269)	(2,762,407)

Cash Flows from Investing Activities:
Additions to property and equipment	(1,584)	(13,024)
Additions to patents and trademarks	(68,562)	(190,064)
Other	—	6,379
Net Cash Used by Investing Activities	(70,146)	(196,709)

Cash Flows from Financing Activities:
Sale of common stock	—	4,485,187
Exercise of common stock options	1,223	1,775
Borrowings	—	250,000
Borrowings repaid	—	(250,000)
Net Cash Provided by Financing Activities	1,223	4,486,962

Net Increase (Decrease) in Cash and Cash Equivalents	(2,744,192)	1,527,846
Cash and Cash Equivalents, beginning of year	2,999,784	267,180
Cash and Cash Equivalents, end of period	$255,592	$1,795,026

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus” or the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  However, the Company currently believes that it will be unable to continue as a going concern for the next twelve months without obtaining additional financing.  Without additional financing, the Company anticipates it can fund operations only into January 2005.  See Note 3 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing would have a material adverse effect on the Company.

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted until the Company receives approval for the device in the United States from the Food and Drug Administration (the “FDA”) and in other international markets from appropriate regulatory authorities.  The Company conducted research into, and developed, a prototype device it believed would treat dry age-related macular degeneration (“ARMD”).  However, because of the extensive additional research that is still needed to determine if the device can successfully treat ARMD and our lack of funds, the Company has decided not to continue to pursue the development of this treatment.  Also, the Company conducted research into and may, at a later time, develop for commercial applications a single element variable focus lens (“SEVFL”).

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

The Company’s condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission and which should be read in conjunction with this quarterly report.

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

Intangible Assets:  Costs incurred for patents and trademarks are capitalized and, once issued, are amortized over their actual or estimated life.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  During the three months ended September 30, 2004 and 2003, the Company determined not to maintain or pursue certain patents and wrote off $94,862 and $151,030, respectively, in related capitalized costs.  During the nine months ended September 30, 2004 and 2003, the Company determined not to maintain or pursue certain patents and wrote off $125,956 and $214,252, respectively, in related capitalized costs.  The write-offs for the three and nine months ending September 30, 2004, include $25,309 for the value of the ARMD patents the Company has decided it will no longer maintain, as a result of its decision not to pursue the development of this device.  The cost of maintaining patents after they are issued is charged to expense.

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

The following tables show the capitalized value of patents and trademarks as of September 30, 2004 and December 31, 2003, respectively.

	Costs	Amortization	Net
PSI and related product patents	$881,385	$169,637	$711,748
ARMD patents	—	—	—
SEVFL Patents	214,433	51,022	163,411
Balance at September 30, 2004	$1,095,818	$220,659	$875,159

PSI and related product patents	$925,718	$168,708	$757,010
ARMD patents	31,704	4,897	26,807
SEVFL Patents	222,756	49,346	173,410
Balance at December 31, 2003	$1,180,178	$222,951	$957,227

For the three months ended September 30, 2004 and 2003, amortization expense for trademarks and patents was $102,812 (including $94,862 for patents written off) and $175,587 (including $151,030 for patents written off), respectively.  For the nine months ended September 30, 2004 and 2003, amortization expense for trademarks and patents was $150,630 (including $125,956 for patents written off) and $375,300 (including $94,592 for the value of trademarks and $214,252 for the value of patents written off), respectively.  The estimated aggregate amortization expense for the remainder of the current year is approximately $7,500 and for each of the succeeding five fiscal years will be approximately $29,750 each year, based on capitalized costs at September 30, 2004.

A portion of the costs incurred in connection with the February 2003 Severance, Release and Consulting Agreement (the “Consulting Agreement”) with our former Chief Scientist (see Note 5) was allocated to a non-compete agreement and is being amortized over its life of four years on a straight-line basis.  The $471,935 capitalized value of the non-compete agreement at September 30, 2004 was net of $309,199 of accumulated amortization.  Amortization of the non-compete agreement was $48,820 and $146,462 for the three and nine months ended September 30, 2004, respectively, and $48,821 and $113,916 for the three and nine months ended September 30, 2003, respectively.  The estimated amortization expense for the remainder of the current year is $48,821 and for 2005 - $195,283; for 2006 - $195,284; and for 2007 - $32,547.

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

•      The selling price is fixed or determinable; and

•      Collectibility is reasonably assured.

No royalty or milestone revenues were earned under the CIBA Agreement in 2003 or 2004.  In addition, the Company has not generated any revenues from product sales since entering into the Transfer Agreement.  The Company has sold its products in the past, and intends to continue to sell its products, without the right of return.  However, see Note 8 for a discussion of claims made by certain customers requesting refunds on products previously sold to them.

The Company received a $2,000,000 advance royalty from CIBA in March 2002 that had been deferred and was shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  None of the $2,000,000 advance royalty had been earned as of January 30, 2004.  The advance royalty was exchanged for an obligation under the Transfer Agreement on January 30, 2004, as discussed below.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the Consulting Agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expense for research and development of the ARMD device.  The remaining balance of the prepaid consulting expense of $11,991 was written off at September 30, 2004 as a result of our determining not to pursue the development of the ARMD device.

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

For options issued during the nine months ended September 30, 2004 and 2003, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the nine months ended September 30, 2004 was approximately $.43 per share and during the nine months ended September 30, 2003 was approximately $1.14 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003
Expected dividend yield	0.00%	0.00%
Expected volatility	111.06%	60.50%
Risk-free interest rate	2.86%	2.91%
Expected option lives	4.6 years	6.0 years

The Company recognized stock-based employee compensation expense of $83,826 and $153,198 for the three and nine months ended September 30, 2004, respectively, as compared to $136,305 and $725,902 for the three and nine months ended September 30, 2003.  Stock-based employee compensation for the three and nine months ended September 30, 2004 included $2,305 and $177,592, respectively, in reductions in previously recognized compensation expense due to the forfeiture of certain options prior to their vesting.

Loss per share:  The net loss applicable to common shares was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 1,720,578 shares of common stock and warrants to purchase 5,457,500 shares of common stock in 2004, and options to purchase 1,190,350 shares of common stock and warrants to purchase 3,137,500 shares of common stock in 2003, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of Ocular’s preferred stock, prior to its actual conversion on March 6, 2003, was also not included in the calculation of diluted loss per share as it would also have been anti-dilutive.

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

The following table presents the unaudited pro forma results of operations for the nine months ended September 30, 2003, assuming that the merger had occurred on January 1, 2003 (in thousands, except per share amounts):

	For the nine months ended September 30, 2003
	As Reported	Pro Forma
Revenues	$—	$—
Loss from operations	(4,726)	(4,992)
Net loss	(4,793)	(5,059)
Net loss applicable to common shares	(4,797)	(5,059)
Net loss per share – basic and diluted	$(0.30)	$(0.27)
Average number of common shares outstanding – basic and diluted	16,015	18,939

The results of operations for the three months ended September 30, 2003 reflect the consolidated results of Refocus and Ocular for the whole period.  The difference in the net loss for the Company as reported and the pro forma net loss is the result of the following:

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

NOTE 3 – GOING CONCERN

The Company believes that its cash on hand and the cash received from a private placement completed in October 2004 (see Note 10) will fund operations only into January 2005, assuming that the Company reduces its operations to a minimum and pursues various strategies discussed below.  Therefore, the Company does not believe it will have sufficient financial resources to fund its operations for the next twelve months if additional financing is not obtained.  The Company may not be able to raise additional funds in the near future.

The Company has taken steps to preserve its operating funds to give it time to gather data from the first group of surgeries under the Phase II clinical trials.  The Company believes that the value of the patents related to the SSP can only be preserved by continuing the Phase II clinical trials in order to validate the medical procedure.  Until the Company obtains additional funding, it will concentrate its immediate efforts on its FDA clinical trials, and any operations or matters not directly connected with those clinical trials will likely be managed on a minimum funding basis or deferred.  In order to preserve its funds, the Company operates with only three full-time employees, has significantly reduced its operating costs and has deferred or eliminated payments to consultants.  The Company has had employees take on additional responsibilities formerly performed by outside vendors.  Several of the Company’s directors accepted a portion of their director fees, paid in May 2004, in shares of common stock rather than cash.  Other vendors have indicated that they may be willing to also accept common stock of the Company in lieu of cash payments due them.  Payments to some vendors are being held past their due date, and certain vendors have agreed to extended payment terms.

While several financing initiatives are underway, the Company cannot give any assurances that additional funding will be available in sufficient amounts, on terms acceptable to it, or at all, when needed.  The Company’s ability to raise additional capital depends on many factors, some of which are beyond its control, including the state of capital markets, the market price of its common stock and the prospects for its business.  Because the Company may not be able to raise additional funds through a private placement in the near term, the Company has delayed, scaled back or eliminated some or all of its research, clinical studies outside the United States, marketing efforts and regulatory activities until adequate financing is secured.  The Company is continuing its Phase II clinical trials but has delayed and deferred some of those activities.  The Company is also pursuing alternatives to raising funds through a private placement, such as a merger partner, a sale of its assets or through collaborative arrangements with corporate partners.  The Company cannot be certain that any of these other options will be successfully concluded prior to the Company exhausting its operating capital.  The Company’s inability to obtain additional financing would have a material adverse effect, and the Company may have to cease operations.

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

The Company is dependent on its management, key personnel and consultants.  The loss of any of the Company’s three employees or any of its consultants may damage the Company’s business.  These individuals have extensive knowledge of the SSP, the ongoing FDA clinical trials and/or the Company’s financial and legal details.  Due to the Company’s financial condition and uncertainty about its continuing as a going concern, the Company is at a higher risk of losing the services of its employees.  Certain of its consultants may also determine that they do not wish to provide services without advance payment, which the Company may determine is not an appropriate use of its remaining cash resources.  The loss of services of any of the Company’s employees or consultants could have a material adverse effect on the Company’s business and financial condition.

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

The Company will not generate any revenues in 2004, as the expected re-introduction of the SSP in the European Union during 2004 will be delayed due to the Transfer Agreement, remaining issues associated with the CE Mark certification of the PSI, and the lack of adequate funding.  The lack of funding may also mean the Company may generate minimal or no revenues in 2005.

The lack of adequate funding will probably also delay the Company’s application to the FDA to start its Phase III trials of the SSP for the treatment of presbyopia.  The lack of adequate funding will also delay the applications to the FDA to start trials, and to Health Canada to enlarge the trials, for the SSP to treat ocular hypertension and primary open angle glaucoma.  The lack of funds will also probably delay any further research and testing into methods to increase the speed and simplify the SSP surgical procedure.  These delays make it more problematic that the Company will be able to succeed without substantial additional funding.

The Company carries director and officer liability insurance with an aggregate limit of $10,000,000.  The renewal date for that coverage is March 6, 2005.  The Company currently does not have funds to renew that coverage.

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

Under the CIBA Agreement, the Company was to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products.  CIBA had the option to make minimum royalty payments if it wished to maintain its rights to an exclusive license of the PSI and related products.  The Company received a $2,000,000 advance royalty from CIBA in March 2002, which is shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  In March 2003, CIBA purchased 625,000 shares of Refocus common stock and a three-year warrant to purchase 312,500 shares of Refocus common stock at an exercise price of $2.50 per share.  CIBA had committed to purchase additional shares of Refocus common stock and warrants to purchase shares of Refocus common stock, subject to the satisfaction of certain conditions precedent, and pay certain amounts upon the achievement of specified FDA-related milestones.  CIBA had assumed responsibility for the legal defense of the Company’s worldwide Pres-

VIEW patent portfolio against patent infringement, subject to certain conditions, and had also assumed full responsibility for the manufacturing, distribution and marketing of the Company’s products at its expense.

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

In August 2003, CIBA announced that it was seeking strategic alternatives for its surgical business unit, including the sale of that unit.  CIBA’s surgical business unit marketed a variety of ophthalmic products and was primarily responsible for performing the CIBA Agreement.  On December 29, 2003, CIBA informed management of the Company that it expected to complete the sale of the surgical business unit’s various product lines to a variety of parties by early 2004.  In conjunction with that sale, CIBA received an offer from a third-party to purchase CIBA’s rights under the CIBA Agreement.  Pursuant to the CIBA Agreement, the transfer of the license required the Company’s consent.  As a condition to the assumption of CIBA’s duties associated with that proposed license assignment, the third-party requested the renegotiation of certain key terms of the license agreement.  After deliberation, the Company declined to renegotiate the license and did not permit the assignment of the license to the third-party.  As a result, the Company began negotiations with CIBA for the transfer of CIBA’s rights under the CIBA Agreement back to the Company and the termination of the license.

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

CIBA’s transition services include the continuation of the manufacturing process to result in the delivery to the Company of all existing PSI inventory in final packaging.  The Company is responsible for all outside costs incurred by CIBA in completing this process.  Prior to the CIBA Agreement, executed in March 2002, the Company manufactured a significant quantity of the PSI for future use.  The Company no longer has those manufacturing arrangements in place because CIBA assumed responsibility for manufacturing under the CIBA Agreement.  Due to the sufficient quantity of PSIs on hand, CIBA did not establish an injection molding manufacturing arrangement during the term of the CIBA Agreement.  CIBA did, however, inspect and repackage the Company’s PSI inventory for expected marketing by CIBA.  The

Company believes that it continues to have adequate inventory of the PSI for its expected requirements over the next 12 to 24 months.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI, and the resultant changes to those processes, the CE Mark certification obtained by the Company on the PSI is no longer effective.

CIBA had been seeking CE Mark certification of the PSI for its planned marketing efforts in the European Union in early 2004.  The Transfer Agreement requires CIBA to continue its efforts during 2004 to obtain CE Mark certification of the PSI; however, the Company now believes that CIBA will not be able to complete the CE Mark certification process in 2004.  The Company is separately pursuing its own CE Mark certification of the PSI and the disposable blade used in the PresVIEW Incision Device; however, these efforts have been delayed and deferred pending adequate financing.

The transition from CIBA has resulted in an increase in costs and delays related to performing functions that CIBA had assumed under the CIBA Agreement.  Conversely, however, the Company will be entitled to all gross proceeds from the sale of its products instead of a royalty based on a percentage of sales, as previously specified in the CIBA Agreement.  Due to the lack of CE Mark certification and the delay in receiving that certification due to our liquidity problems, sales in Europe will be delayed beyond the date that CIBA could have marketed the Company’s products.  Therefore, as a result of the increase in expenses and the delay in generating revenues, the Company believes that the Transfer Agreement has had and continues to have a material adverse impact on its financial condition, at least in the short term.

NOTE 5 – SEPARATION AND CONSULTING AGREEMENT

On February 25, 2003, Dr. Ronald A. Schachar, the Company’s founder and former Chief Scientist, and the Company entered into the Consulting Agreement.  In accordance with the Consulting Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  The Company agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with the Company during that time.  Dr. Schachar was to assist the Company in conducting research and development on its products for the treatment of ARMD for the initial two years of the Consulting Agreement and in the maintenance of its patent portfolio and other matters for the entire term of the Consulting Agreement.

Dr. Schachar was paid $550,000 during the first year of the Consulting Agreement and is to be paid $400,000 during the second year.  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is receiving a $500 per month supplemental payment for the first four years of the Consulting Agreement.  The present value of the remaining obligation under the Consulting Agreement was $852,419 at September 30, 2004, and is reported in current and long-term liabilities in the condensed consolidated balance sheet.

For the three months ended September 30, 2004 and 2003, there were charges totaling $109,994 and $108,781, respectively, in connection with the Consulting Agreement.  For the nine months ended September 30, 2004 and 2003, there were charges totaling $312,797 and $725,949, respectively.  These charges represented amortization of prepaid consulting, amortization of the non-compete agreement, accretion of discount on the present value of future payments and, for the nine months ended September 30, 2003, severance expense of $472,261.

NOTE 6 – STOCK OPTIONS

On February 25, 2003, Ocular’s Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  Shareholders of Ocular approved the Plan on March 4, 2003.  Refocus assumed the Plan on the Merger Closing Date.  The total number of shares of common stock available for new grants under the Plan at March 4, 2003, was 4,100,000 shares.  There were options to purchase an aggregate of 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 2,482,592 shares of common stock are available for grant under the Plan at September 30, 2004.

The following table summarizes the information with respect to stock options for the nine months ended September 30, 2004 and 2003:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,111,051	$1.787	161,851	$0.104
Granted	950,000	$0.550	1,067,635	$1.986
Exercised	(13,295)	$0.092	(19,136)	$0.093
Canceled or expired	(327,178)	$1.775	(20,000)	$1.980
Outstanding at September 30	1,720,578	$1.120	1,190,350	$1.761

Exercisable at September 30	931,107		316,029

The following table summarizes information for options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Re- maining Con- tractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.092-$0.640	1,003,170	4.4 years	$0.501	341,577	$0.403
$1.98 - $2.31	717,408	4.2 years	$1.985	589,530	$1.986
	1,720,578	4.3 years	$1.120	931,107	$1.406

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the nine months ended September 30, 2004 and 2003:

	2004	2003
Interest paid	$—	$667
Income taxes paid	—	—
Non-cash transactions:
Value of common stock issued in lieu of cash to directors	102,776	—
Accretion of discount on Ocular’s Series B preferred stock	—	4,306
CIBA obligation related to an advance royalty payment exchanged for future payments under the Transfer Agreement	2,000,000	—
Value of warrants issued in private placement to agents or advisors	—	683,000
Conversion of Ocular’s Series B preferred stock	—	9,118,450
Conversion of Ocular’s Series C preferred stock	—	1,049,104
Value of Consulting Agreement	—	1,557,625
Value of warrants issued to investment bankers and agents	30,000	260,000
Value of Refocus common stock issued to advisor	—	21,750

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	September 30, 2004	December 31, 2003
Prepaid expenses:
Prepaid insurance	$151,740	$62,826
Prepaid consulting expenses	61,668	61,668
Prepaid research and development costs	—	28,779
Prepaid FDA trial costs	10,572	75,007
Other prepaid expenses	2,142	2,184
Total	$226,122	$230,464

Other long-term assets:
Prepaid consulting expenses	$87,364	$133,615
Prepaid research and development costs	—	4,797
Total	$87,364	$138,412

Accrued expenses:
Accrued salaries, wages and benefits	$9,624	$36,228
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	40,250	30,000
Director fees	41,000	131,500
Accrued taxes	3,996	9,779
Other	16,821	19,805
Total	$161,691	$277,312

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings arising in the normal course of business.  Management believes the outcome of these matters will not have a material adverse affect on the financial condition, results of operations or cash flows of the Company.

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

In 2003, the Company was informed by two of its former foreign distributors that they are seeking refunds on unsold products purchased prior to 2002 remaining in their inventory.  The Company did not sell its products with a right of return and does not believe it has any liability to repurchase these products.

Certain physicians may have purchased surgical kits prior to 2002 in anticipation of taking part in the FDA clinical trials.  Several of these physicians requested a refund or have informed the Company that if they are not selected to participate in the clinical trials, they will be seeking a refund.  These kits were not sold with a right of return.  Since the Company did not sell its products with a right of return, the Company does not believe it has any liability to repurchase these products.

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

NOTE 9 – VERUS AGREEMENT

In the event that at least $1,000,000 was not raised in a private placement within six months of March 6, 2003, on terms no less favorable than in a private placement consummated in March 2003, Verus Support Services, Inc. (“Verus”) subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000 ( the “Verus Agreement”).  Since no funds were received from a private placement within the six-month period, Verus was required to fund the entire $1,000,000.  During 2003, the Company gave Verus an 120-day extension to January 6, 2004 to satisfy their funding requirement in exchange for their forgiveness of $60,000 in consulting fees due them.

In January 2004, a dispute arose as to the continuing obligation of Verus under the Verus Agreement.  Verus and the Company, as a means of deferring and ultimately resolving this dispute, entered into amendments to the Verus Agreement to further extend to August 31, 2004 Verus’ obligation under the Verus Agreement.

Effective October 8, 2004, the Company, Ocular, a wholly-owned subsidiary of the Company, Verus, and Verus International Group Ltd (“Verus International”) entered into the Termination and Settlement Agreement (the “Verus Termination Agreement”).  The Company entered into the Verus Termination Agreement in exchange for the purchase by Verus International and its designees of $250,000 aggregate principal amount of notes in a private placement consummated by the Company on October 8, 2004 (see Note 10).

Pursuant to the Verus Termination Agreement, the Company and Verus agreed to settle their dispute arising under the Verus Agreement.  The Verus Termination Agreement, upon its effective date, cancelled and terminated the Verus Agreement and Verus’ obligations under that agreement.  The Verus Termination Agreement also cancelled and terminated an agreement between Ocular and Verus pursuant to which Verus provided advisory services to Ocular and the Company.  In addition, the Verus Termination Agreement released each party from, and bars any party from pursuing, any claims under the Verus Agreement and the advisory agreement.

Further, the Verus Termination Agreement grants Verus International the right to designate a nominee to be appointed to the board of directors of the Company in the event that a financing, which is in the form of equity securities of the Company, is completed on or prior to December 31, 2004.  The financing must satisfy certain other conditions and result in aggregate gross proceeds to the Company of at least $2,000,000.  In the event that Verus International is entitled to designate a nominee to the board of directors of the Company, that nominee must be reasonably acceptable to the majority of the members of the Company’s board of directors.

NOTE 10 – SUBSEQUENT EVENTS

On July 9, 2004, the Company’s Board of Directors approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000 shares, subject to the adoption of the amendment by the stockholders of the Company.  The stockholders approved the increase in the authorized shares and on October 12, 2004 an amendment to the Company’s Certificate of Incorporation became effective increasing the authorized shares of common stock to 120,000,000 shares.

On October 8, 2004, the Company entered into a loan agreement pursuant to which it issued $500,000 aggregate principal amount of its convertible promissory notes (the “Notes”) in a private placement.  The Company also issued warrants to purchase 500,000 shares of the Company’s common stock (the “Warrants”) to these investors, one warrant being issued for each dollar of Notes sold.  The loan agreement, among other things, sets forth the terms and conditions for the issuance of the Notes and Warrants and outlined the use of the loan proceeds.  The loan proceeds are to be used for working capital and general corporate purposes as well as to take such actions as may be necessary to secure additional financing.

Of the $500,000 in gross proceeds received by the Company, $250,000 was contributed by Verus International or its designees (see Note 9).  In addition, under the loan agreement, the Company may seek up to an additional $500,000 in gross proceeds of Notes in the private placement.

The Notes bear interest at a rate of 12% per annum and mature on April 8, 2005.  Unless the Notes are converted into the Company’s common stock in accordance with their terms (see discussion below), the principal amount and all accrued and unpaid interest due under the Notes is payable in one lump sum on April 8, 2005.

The Notes issued to investors, other than Verus International and its designees, will automatically convert into the Company’s common stock if:

(i) on or prior to the maturity date of the Notes, the Company consummates a financing that is in the form of equity securities of the Company aggregating at least $2,000,000 in new funds, where the proceeds for the financing are to be used for general working capital purposes (the “Investor Qualified Financing”);  or

(ii) the Investor Qualified Financing has not taken place, but the Company has received on or prior to the maturity date of the Notes, a binding commitment for the purchase of equity securities of the Company aggregating $2,000,000 in new funds, where the commitment requires that the purchase of its equity securities takes place within six months following the maturity date of the Notes (the “Investor Financing Commitment”).

The Notes issued to Verus International and its designees will automatically convert into the Company’s common stock if, and only if:

(i) on or prior to the maturity date of the Notes, a financing is not consummated that is in the form of equity securities of the Company aggregating at least $3,000,000, where the proceeds of the financing are to be used for general working capital purposes (the “Verus Qualified Financing”);

(ii) on or prior to the maturity date of the Notes, Verus International shall not have purchased, or caused to be purchased, shares of the Company’s common stock for an aggregate purchase price of at least $1,068,000; or

(iii) on or prior to the maturity date of the Notes, $1,000,000 has not been received under a binding commitment to the Company that requires the purchase of an aggregate of at least $3,000,000 of its equity securities within six months following the maturity date of the Notes (the “Verus Financing Commitment”).

A Note is also voluntarily convertible, in whole or in part, by the holder at maturity.  The Notes are convertible into that number of shares of the Company’s common stock equal to the amount of the principal and accrued and unpaid interest subject to conversion, divided by the conversion price.  The conversion price is determined as follows:

(i) if the Company’s common stock is issued and sold in connection with the Investor Qualified Financing or Verus Qualified Financing, as applicable, the purchase price paid to the Company by the purchasers for each share of its common stock;

(ii) if the Company’s common stock is proposed to be issued in the Investor Financing Commitment or Verus Financing Commitment, as applicable, the purchase price proposed to be paid to the Company by the purchasers for each share of its common stock;

(iii) if securities other than the Company’s common stock are issued and sold in connection with the Investor Qualified Financing or Verus Qualified Financing, as applicable, or contemplated to be issued and sold in connection with the Investor Financing Commitment or Verus Financing Commitment, as applicable, the price at which the securities issued and sold in connection with the financings, or proposed to be issued and sold in the financing commitments, may be converted into the Company’s common stock; or

(iv) if the Investor Qualified Financing or Verus Qualified Financing, as applicable, is not consummated, the Investor Financing Commitment or Verus Financing Commitment, as applicable, is not received by the Company or none of the securities of the Company issued and sold in connection with the financings, or proposed to be issued and sold in connection with the financing commitments, are the Company’s common stock or securities convertible into its common stock, the product of (A) the average closing price per share of its common stock for the twenty consecutive trading days immediately prior to the maturity date of the Notes and (B) 0.94.

The exercise price of the Warrants is the lesser of $0.22 or, if the Company consummates a financing that is in the form of its equity securities aggregating at least $2,000,000 on or prior to the maturity date of the Notes, or receives on or prior to the maturity date of the Notes a binding commitment that requires the purchase of an aggregate of at least $2,000,000 of its equity securities within six months following the maturity date of the Notes, the price per share of its common stock purchased, or committed to be purchased, in such financing, if any.

In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Officer were issued stock options equal to 3.5% of the 500,000 shares of common stock of the Company that may be acquired under the Warrants.  The stock options for 17,500 shares of common stock were issued on October 8, 2004 at an exercise price of $0.60 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

 OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

SEPTEMBER 30, 2004

(dollars rounded to thousands, except per share amounts)

Overview

You should be aware that we currently believe that we may not be able to continue as a going concern over the next twelve months if additional funding is not obtained.  Based on current funds on hand, and assuming no additional financing is obtained, we believe the Company can fund operations only into January 2005.  See the discussion in “Liquidity and Capital Resources” below.  The inability to obtain additional financing would have a material adverse effect on us.

Refocus Group, Inc. (“Refocus”) is a medical device company engaged in the research and development of treatments for eye disorders.  Our principal products are the patented PresVIEW Scleral Implant (the “PSI”) and the PresVIEW Incision System, which consists of the surgical instruments used to implant the PSI in the surface of the white of the human eye.  The PSI and PresVIEW Incision System are utilized in our surgical procedure, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  Presbyopia, the Greek word for “old eye”, is the primary reason that a substantial portion of the population beginning in their early 40s use bifocals, reading glasses or remove their distance glasses in order to read at a comfortable distance.  We believe that our surgical procedure physiologically restores the human eye’s natural ability to focus as it did at a younger age.  We believe the procedure works by reducing the crowding of the underlying tissues surrounding the crystalline lens, which allows the muscles to once again reshape the lens and, thus, restore the eye’s ability to accommodate or focus.  Ocular hypertension, or elevated pressure within the eye, often leads to primary open angle glaucoma, or the progressive loss of central vision that can potentially lead to blindness.  We believe that our same surgical procedure restores the natural base-line tension of the muscles inside the eye, which permits the eye to drain naturally and, thus, lower the intraocular pressure.  We received approval from the United States Food and Drug Administration (the “FDA”) to begin Phase II FDA clinical trials using the PSI for the treatment of presbyopia in December 2003.  We began those trials in the first quarter of 2004.  We have also conducted clinical trials in Canada using the PSI for the treatment of ocular hypertension and primary open angle glaucoma.

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

In addition to the PSI, we had additional products in early-stage research, including a medical device for the treatment of dry age-related macular degeneration (“ARMD”) and a single element variable focus lens (“SEVFL”) for use in commercial optical applications.  However, because of the extensive additional research that is still needed to determine if the ARMD device can be successfully developed and our lack of funds, we have decided not to continue to pursue the development of this treatment.  We wrote off the value of the patents we maintained related to the ARMD device during the quarter ending September 30, 2004.  We may, at a later time, develop for commercial applications the SEVFL but are not spending funds other than to maintain certain patents related to the SEVFL.  We cannot be assured that this product will be successfully developed and, if successfully developed, commercially viable.

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

In August 2003, CIBA announced that it was seeking strategic alternatives for its surgical business unit, including the sale of that unit.  CIBA’s surgical business unit marketed a variety of ophthalmic products and was primarily responsible for performing the CIBA Agreement.  On December 29, 2003, CIBA informed us that it expected to complete the sale of the surgical business unit’s various product lines to a variety of parties by early 2004.  In conjunction with that sale, CIBA received an offer from a third-party to purchase CIBA’s rights under the CIBA Agreement.  Pursuant to the CIBA Agreement, the transfer of the license required our consent.  As a condition to the assumption of CIBA’s duties associated with that proposed license assignment, the third-party requested the renegotiation of certain key terms of the license agreement.  After deliberation, we declined to renegotiate the license and did not permit the assignment of the license to the third-party.  As a result, we began negotiations with CIBA for the transfer of CIBA’s rights under the CIBA Agreement back to us and the termination of the license.

On January 30, 2004, we entered into an agreement with CIBA, the License Transfer and Transition Services Agreement (the “Transfer Agreement”).  Pursuant to the Transfer Agreement, we reacquired all worldwide license rights to our patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide us with certain transition services during 2004, including continuing efforts to obtain CE Mark certification of the PSI during 2004.  These transition services will help us transfer the manufacturing, distribution and marketing functions back to us from CIBA. We do not believe CIBA will be able to complete the CE Mark certification process in 2004.  We are separately pursuing our own CE Mark certification of the PSI and the disposable blade used in the PresVIEW Incision Device.  These efforts have been delayed or deferred pending adequate financing.

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

The transition from CIBA has resulted in an increase in costs and delays related to performing functions that CIBA had assumed under the CIBA Agreement.  Conversely, however, we will be entitled to all gross proceeds from the sale of our products instead of a royalty based on a percentage of sales, as previously specified in the CIBA Agreement.  Due to the lack of CE Mark certification and the delay in receiving that certification due to our liquidity problems, sales in Europe will be delayed beyond the date that CIBA could have marketed our products.  Therefore, as a result of the increase in expenses and the delay in generating revenues, we believe that the Transfer Agreement has had and continues to have a material adverse impact on our financial condition, at least in the short term.

Verus Agreement

In the event that at least $1,000,000 was not raised in a private placement within six months of March 6, 2003, on terms no less favorable than in a private placement consummated in March 2003, Verus Support Services, Inc. (“Verus”) subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000 ( the “Verus Agreement”).  Since no funds were received from a private placement within the six-month period, Verus was required to fund the entire $1,000,000.  During 2003, we gave Verus an 120-day extension to January 6, 2004 to satisfy their funding requirement in exchange for their forgiveness of $60,000 in consulting fees due them.

In January 2004, a dispute arose as to the continuing obligation of Verus under the Verus Agreement.  We and Verus, as a means of deferring and ultimately resolving this dispute, entered into amendments to the Verus Agreement to further extend to August 31, 2004 Verus’ obligation under the Verus Agreement.

Effective October 8, 2004, we, Ocular, a wholly-owned subsidiary of ours, Verus, and Verus International Group Ltd (“Verus International”) entered into the Termination and Settlement Agreement (the “Verus Termination Agreement”).  We entered into the Verus Termination Agreement in exchange for the purchase by Verus International and its designees of $250,000 aggregate principal amount of notes in a private placement consummated by us on October 8, 2004 (see below).

Pursuant to the Verus Termination Agreement, we and Verus agreed to settle our dispute arising under the Verus Agreement.  The Verus Termination Agreement, upon its effective date, cancelled and terminated the Verus Agreement and Verus’ obligations under that agreement.  The Verus Termination Agreement also cancelled and terminated an agreement between Ocular and Verus pursuant to which Verus provided advisory services to Ocular and us.  In addition, the Verus Termination Agreement released each party from, and bars any party from pursuing, any claims under the Verus Agreement and the advisory agreement.

Further, the Verus Termination Agreement grants Verus International the right to designate a nominee to be appointed to our board of directors in the event that a financing, which is in the form of our equity securities, is completed on or prior to December 31, 2004.  The financing must satisfy certain other conditions and result in aggregate gross proceeds to us of at least $2,000,000.  In the event that Verus International is entitled to designate a nominee to our board of directors, that nominee must be reasonably acceptable to the majority of the members of the board of directors.

Convertible Debt Financing

On October 8, 2004, we entered into a loan agreement pursuant to which we issued $500,000 aggregate principal amount of convertible promissory notes (the “Notes”) in a private placement.  We also issued warrants to purchase 500,000 shares of our common stock (the “Warrants”) to these investors, one warrant being issued for each dollar of Notes sold.  The loan proceeds are to be used for working capital and general corporate purposes as well as to take such actions as may be necessary to secure additional financing.

Of the $500,000 in gross proceeds received by us, $250,000 was contributed by Verus International or its designees.  In addition, under the loan agreement, we may seek up to an additional $500,000 in gross proceeds of Notes in the private placement.

The Notes bear interest at a rate of 12% per annum and mature on April 8, 2005.  Unless the Notes are converted into our common stock in accordance with their terms (see discussion below), the principal amount and all accrued and unpaid interest due under the Notes is payable in one lump sum on April 8, 2005.

The Notes issued to investors, other than Verus International and its designees, will automatically convert into our common stock if:

(i) on or prior to the maturity date of the Notes, we consummate a financing that is in the form of our equity securities aggregating at least $2,000,000 in new funds, where the proceeds for the financing are to be used for general working capital purposes (the “Investor Qualified Financing”);  or

(ii) the Investor Qualified Financing has not taken place, but we have received on or prior to the maturity date of the Notes, a binding commitment for the purchase of our equity securities aggregating $2,000,000 in new funds, where the commitment requires that the purchase of our equity securities takes place within six months following the maturity date of the Notes.

The Notes issued to Verus International and its designees will automatically convert into our common stock if, and only if:

(i) on or prior to the maturity date of the Notes, a financing is not consummated that is in the form of our equity securities aggregating at least $3,000,000, where the proceeds of the financing are to be used for general working capital purposes;

(ii) on or prior to the maturity date of the Notes, Verus International shall not have purchased, or caused to be purchased, shares of our common stock for an aggregate purchase price of at least $1,068,000; or

(iii) on or prior to the maturity date of the Notes, $1,000,000 has not been received under a binding commitment to us that requires the purchase of an aggregate of at least $3,000,000 of our equity securities within six months following the maturity date of the Notes.

A Note is also voluntarily convertible, in whole or in part, by the holder at maturity.  The Notes are convertible into that number of shares of our common stock equal to the amount of the principal and accrued and unpaid interest subject to conversion, divided by the conversion price.  See Note 10 in the Notes to the Condensed Consolidated Financial Statements for a discussion of how the conversion price of the Notes is determined, a discussion of the terms of the Warrants and information about stock options that were also issued as a result of this transaction.

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

In addition, certain physicians may have purchased surgical kits prior to 2002 in anticipation of taking part in the FDA clinical trials.  The physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of return.  Several of these physicians requested a refund or have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Since we did not sell our products with a right of return, we do not believe we have any liability to repurchase these products.

As a result of our continued suspension of sales, in 2003 we were informed by two of our former foreign distributors that they are seeking refunds on unsold products purchased prior to 2002 remaining in their inventory.  We did not sell our products with a right of return and do not believe we have any liability to repurchase these products.

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

Patent costs, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  During the quarter ending September 30, 2004, we determined that the

ARMD patents no longer had continuing value to us (see the “Overview” above).  The patents for the SEVFL have a carrying value of $163,411 at September 30, 2004.  Since these patents involve a new technology that has not been proven, we cannot yet determine whether these costs are recoverable.  We believe that this technology can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop this technology or the technology cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

Revenues.  There were no revenues for the three or nine months ended September 30, 2004 or 2003.  The lack of sales resulted from (i) our suspension of sales in 2001 while we developed the PresVIEW Incision System and (ii) the CIBA Agreement, pursuant to which CIBA assumed responsibility for all marketing and sales of the PSI and related surgical instruments.  We had previously anticipated that future revenues would be generated from royalties on product sales and from milestone payments made under the CIBA Agreement.  As a result of the Transfer Agreement that was effective on January 30, 2004, future revenues are instead expected to be generated by sales of our products by us directly or through other distributors.

If CIBA had obtained that CE Mark certification during 2004, we could have used their CE Mark for European sales.  We believe CIBA will not complete that certification process in 2004.  We are separately seeking regulatory approval for the sale of our products in international markets, including seeking our own CE Mark certification; however, these efforts have been delayed and deferred due to the lack of adequate funding.  Therefore, we will not generate any revenues in 2004 from international markets due to the lack of regulatory approvals, delays due to the assumption of duties under the Transfer Agreement and the lack of adequate financing.  Because of the lack of funds, most of our available capital will be expended on our ongoing FDA clinical trials.  We cannot sell our products in the Untied States until we receive FDA approval.  The lack of funding may also mean we may generate only minimal or no revenues in 2005.

Cost of Sales.  There were no cost of sales for the three and nine months ended September 30, 2004 or 2003, as there were no revenues, as discussed above.  Until we fully assume manufacturing operations from CIBA under the Transfer Agreement, and determine how we are going to distribute our products in international markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales when they occur.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2004, selling, general and administrative (“SG&A”) expenses were $179,000 compared to $475,000 for the three months ended September 30, 2003, a decrease of $296,000.  The decrease was due to decreased costs for public relations and other public company expenses of $104,000, a write off of $184,000 of expenses incurred in 2003 for a private placement that was never consummated, a decrease in lease expenses of $8,000 and a decrease in other general expenses of $6,000.  These decreases were partially offset by increased costs for insurance of $6,000.

For the nine months ended September 30, 2004, SG&A expenses were $581,000 compared to $1,028,000 for the nine months ended September 30, 2003, a decrease of $447,000.  The decrease was due to decreased costs for public relations and other public company expenses of $237,000, a write off of $184,000 of expenses incurred in 2003 for a private placement that was never consummated, a decrease in lease expense of $30,000 and a decrease in other general expenses of $31,000.  These decreases were partially offset by increased costs for insurance of $35,000.

The lack of funds caused us to curtail as much of our discretionary expenses as possible.  The decrease in public relations and other public company costs as well as other general expenses are a direct result of the curtailment of our non-essential business activities in an effort to conserve our remaining funds.  Lease costs decreased primarily as a result of the termination of our lease on our facility in Denison, Texas in 2003.  The closing of our Denison facility was the result of the CIBA Agreement, whereby CIBA had assumed manufacturing and distribution operations from us.  Insurance costs increased primarily as a result of higher premiums for coverage for directors and officers.

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

Salary and Related Expenses.  For the three months ended September 30, 2004, these expenses were $126,000 compared to $127,000 for the three months ended September 30, 2003.  For the nine months ended September 30, 2004, these expenses were $392,000 compared to $1,095,000 for the nine months ended September 30, 2003.  The decrease of $703,000 was principally due to (i) a severance charge of $472,000 in 2003 related to the separation and consulting agreement (the “Consulting Agreement”) we entered into with Dr. Schachar, our former Chief Scientist, (ii) severance payments of $123,000 to a former officer in 2003, and (iii) bonus payments in 2003 of $104,000.

Our salary and related expenses may increase in the future as we may hire additional personnel in connection with reestablishing our manufacturing, distribution, marketing and regulatory operations as a result of the Transfer Agreement, assuming we have adequate financing available.  We cannot, at this time, determine to what extent our salary and benefits costs will increase.

Stock-based Compensation:  Stock-based compensation was $84,000 for the three months ended September 30, 2004 compared to $136,000 for the three months ended September 30, 2003.  Stock-based compensation was $153,000 for the nine months ended September 30, 2004 compared to $726,000 for the nine months ended September 30, 2003.  The decrease in the charge from the prior year reflects, in part, reductions for the three and nine months ended September 30, 2004 of $2,000 and $178,000, respectively, in previously recognized compensation expense due to the forfeiture of certain options prior to their vesting.

Professional Services.  Professional service fees were $179,000 for the three months ended September 30, 2004 compared to $342,000 for the three months ended September 30, 2003.  The $163,000 decrease in professional services was the result of a decrease of $120,000 in consulting fees and a decrease of $44,000 in legal fees partially offset by an increase of $1,000 in other fees.

Professional service fees were $701,000 for the nine months ended September 30, 2004 compared to $1,097,000 for the nine months ended September 30, 2003.  The $396,000 decrease in professional services was the result of a decrease of $296,000 in consulting fees and a decrease of $127,000 in legal fees partially offset by an increase of $27,000 in other fees.

The decrease in consulting fees for both periods was primarily due to fees paid to investment advisors that provided services related to long-range financial planning and investor relations.  The contracts with these investment advisors, which were entered into during 2003, were all terminated during the nine months ended September 30, 2004.  Their fees decreased by $150,000 and $373,000, respectively, for the three and nine months ended September 30, 2004 as compared to the prior year.  Other consulting fees, primarily related to the assumption of activities under the Transfer Agreement for tasks formerly performed by CIBA, increased by $47,000 for the nine months ended September 30, 2004.  We also incurred for the three and nine months ended September 30, 2004, a charge of $30,000 for the value of warrants issued to an agent in contemplation of a private placement financing which was not consummated.  In comparing the three and nine month periods ending September 30, the decrease in legal fees was primarily due to higher fees in the prior year related to being a public company and, in addition for the nine month period, the drafting of the Consulting Agreement with Dr. Schachar in 2003.  We expect that legal fees will probably continue to be slightly lower than in the prior year.  Other fees for both periods increased primarily because of higher professional accounting fees related to filings with the Securities and Exchange Commission.

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

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $115,000 to $217,000 for the three months ended September 30, 2004 compared to $102,000 for the three months ended September 30, 2003.  The increase in clinical trial costs consisted of an increase of $120,000 in consulting fees, partially offset by a decrease of $5,000 in other expenses.

The cost incurred for our FDA and other clinical trials increased $631,000 to $807,000 for the nine months ended September 30, 2004 compared to $176,000 for the nine months ended September 30, 2003.  The increase in clinical trial costs consisted of an increase of $388,000 in consulting fees, $46,000 in salary expense associated with the clinical trials, $156,000 in equipment provided to doctors participating in the clinical trials, $31,000 in travel expense, $16,000 in various laboratory tests, partially offset by a decrease of $6,000 in other expenses.

The increase in consulting fees primarily relates to our contract with Promedica International (“Promedica”), who is managing our Phase II FDA clinical trials, from fees for our FDA consultant, who had been paid by CIBA previously, and from fees paid to various surgeons as part of the clinical trials.  For the nine months, the increase in salaries and travel reflect our hiring during 2003 of a full time director of clinical affairs to oversee the trials.  The director works with Promedica and the physicians performing the clinical surgeries.  Equipment purchases increased as we bought equipment for doctors participating in our Phase II clinical trials.  Laboratory tests were performed in the current year in assuring the safety of the material used in our implants.

The amount we will spend during the rest of the year on FDA trials and certain international investigations is contingent on the availability of funding.  We have taken steps to significantly to reduce these costs for the next few months to conserve our funds.  Our employees or other consultants have taken on some of the work formerly provided by Promedica in order to reduce costs and provide us with information on the progress of the trials on a more timely basis.  We have also decided to currently limit the Phase II clinical trials to approximately fifty surgeries at three sites.  We believe this will provide us and potential investors or strategic partners with adequate information to validate the success of the SSP as a medical procedure.  It will, however, delay the finalization of the Phase II trials and delay the start of the Phase III trials.  This is an unavoidable consequence of our lack of funds.  Additional funding will be needed to continue and complete these trials.

Research and Development Expense.  Research and development expense increased $12,000 to $19,000 for the three months ended September 30, 2004 compared to $7,000 for the three months ended September 30, 2003.  The increase related to the $12,000 write off of the prepaid consulting contract with Dr. Schachar for his continuing research on the ARMD device.  We have decided not to continue to pursue development of the device.

Research and development expense decreased $68,000 to $34,000 for the nine months ended September 30, 2004 compared to $102,000 for the nine months ended September 30, 2003.  The current year expense was primarily the result of the amortization of the prepaid consulting contract with Dr. Schachar.  The prior year expense primarily reflected work being done on the PresVIEW Incision Device.

Research and development expenses are not expected to be material in the near future, as we do not expect to spend any additional funds on research for the SEVFL during the next year and, due to our lack of funding, we will not be able to perform research into ways to increase the speed and to simplify the PSI procedure as this time.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $153,000 for the three months ended September 30, 2004 compared to $228,000 for the three months ended September

30, 2003.  Of the $75,000 decrease, amortization of patents decreased approximately $73,000 and depreciation decreased approximately $2,000.

The decrease in patent amortization reflects a decrease in the write-off of patents of $56,000 and a decrease in amortization of patents of $17,000.  Amortization decreased primarily as a result of the write-offs taken in the current and prior year.  The write-offs of patents related to a continuing review of all of our patents to determine whether or not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appears to outweigh the potential return from sales of our products.  The write-offs in the current year included the value of the ARMD patents that we will no longer maintain in force.  The write-offs during the three months ended September 30, 2004 were $95,000 compared to $151,000 in 2003.

Depreciation and amortization expense was $303,000 for the nine months ended September 30, 2004 compared to $502,000 for the nine months ended September 30, 2003.  Of the $199,000 decrease, amortization of patents and trademarks decreased approximately $225,000, amortization of the non-compete agreement increased $33,000, and depreciation decreased approximately $7,000.

The increase in the amortization of the non-compete agreement is the result of only seven months of amortization in 2003 compared to nine months of amortization in 2004.  The non-compete agreement was effective in March 2003.  Depreciation decreased primarily due to the write-off of surplus furniture and equipment in 2003, due to the reduction in their value in connection with the downsizing of our operations after the CIBA Agreement.

The decrease in patent and trademark amortization reflects the write-off of Presby and related device trademarks of $95,000 in 2003, a decrease in the write-offs of patents of $88,000 and a decrease in amortization of patents of $42,000 compared to the prior year.  The write-off of the trademarks related to the change in the name of Presby Corp to Ocular in April 2003.  Amortization of patents decreased primarily as a result of the write-offs taken in the current and prior year.  The write-offs of patents related to a continuing review of all of our patents to determine whether or not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appears to outweigh the potential return from sales of our products.  The write-offs for the nine months ended September 30, 2004 were $126,000 compared to $214,000 in 2003.  We have continued to maintain or pursue patents in virtually all major economic markets.

Other Income (Expense), Net.  Other expense of $25,000 for the three months ended September 30, 2004 consisted primarily of interest expense of $26,000, which was partially offset by $1,000 in interest income on our cash balances.  Other expense of $77,000 for the nine months ended September 30, 2004 consisted primarily of interest expense of $87,000, which was partially offset by $10,000 in interest income on cash balances.  Interest expense for both of the periods represented the accretion of discount on the liability for the Consulting Agreement.

Other expense of $30,000 for the three months ended September 30, 2003 consisted primarily of interest expense of $37,000 partially offset by $7,000 in interest income earned on cash balances.  Other expense of $67,000 for the nine months ended September 30, 2003 consisted primarily of interest expense of $88,000 partially offset by $21,000 in interest income earned on cash balances.  The interest expense consisted of $37,000 for the three months, and $87,000 for the nine months, ended September 30, 2003, representing the accretion of discount on the Consulting Agreement and $1,000 for the nine months ended September 30, 2003 related to a loan received in February 2003 and repaid on March 6, 2003.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior period’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

Accretion of Discount on Preferred Stock.  The accretion of discount on the preferred stock was $4,000 for the nine months ended September 30, 2003.  The accretion was related to the Series B preferred stock of Ocular outstanding prior to its conversion to common stock in conjunction with the March 6, 2003 merger with Refocus.  No preferred stock was outstanding after the merger.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $256,000 at September 30, 2004.  This represents a decrease of $2,744,000 since December 31, 2003.  The decrease was primarily the result of $2,675,000 in funds used for operations and additions to patents and trademarks of $69,000.

We believe that our cash on hand and the cash received from the convertible debt financing discussed above will fund operations only into January 2005, assuming that we reduce operations to a minimum and pursue various strategies discussed below.  Therefore, we do not believe we will have sufficient financial resources to fund our operations for the next twelve months if additional financing is not obtained.  We may not be able to raise additional funds in the near future.

We have taken steps to preserve our operating funds to give us time to gather data from the first group of surgeries under the Phase II clinical trials.  We believe that the value of the patents related to the SSP can only be preserved by continuing the Phase II clinical trials, in order to validate the medical procedure.  Until we obtain additional funding, we will concentrate our immediate efforts on our FDA clinical trials, and any operations or matters not directly connected with those clinical trials will likely be managed on a minimum funding basis or deferred.  In order to preserve our funds, we operate with only three full-time employees, have significantly reduced our operating costs and have deferred or eliminated payments to consultants.  We have had employees take on additional responsibilities formerly performed by outside vendors.  Several of our directors accepted a portion of their director fees, paid in May 2004, in shares of common stock rather than cash.  Other vendors have indicated that they may be willing to also accept our common stock in lieu of cash payments due them.  Payments to some vendors are being held past their due date, and certain vendors have agreed to extended payment terms.

While several financing initiatives are underway, we cannot give any assurances that additional funding will be available in sufficient amounts, on terms acceptable to us, or at all, when needed.  Our ability to raise additional capital depends on many factors, some of which are beyond our control, including the state of capital markets, the market price of our common stock and the prospects for our business.  Because we may not be able to raise additional funds through a private placement in the near term, we have delayed, scaled back or eliminated some or all of our research, clinical studies outside the United States, marketing efforts and/or regulatory activities until adequate financing is secured.  We are continuing our Phase II clinical trials but have delayed or deferred some of those activities.  We are also pursuing alternatives to raising funds through a private placement, such as a merger partner, a sale of our assets or through collaborative arrangements with corporate partners.  We cannot be certain that any of these other options will be successfully concluded prior to our exhausting our operating capital.  Our inability to obtain additional financing would have a material adverse effect, and we may have to cease operations.

We are dependent on our management, key personnel and consultants.  The loss of any of our three employees, or any of our consultants, may damage our business.  These individuals have extensive knowledge of the SSP, the ongoing FDA clinical trials and/or our financial and legal details.  Due to our financial condition and uncertainty about our continuing as a going concern, we are at a higher risk of losing the services of our employees.  Certain of our consultants may also determine that they do not wish to provide services without advance payment, which we may determine is not an appropriate use of our remaining cash resources.  The loss of services of any of our employees or consultants could have a material adverse effect on our business and financial condition.

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

We will not generate any revenues in 2004, as the expected re-introduction of the SSP in the European Union during 2004 will be delayed due to the Transfer Agreement, remaining issues associated with the CE Mark certification of the PSI, and the lack of adequate funding.  The lack of funding may also mean we may generate minimal or no revenues in 2005.

The lack of adequate funding will probably also delay our application to the FDA to start our Phase III trials of the SSP for the treatment of presbyopia.  The lack of adequate funding will also delay the application to the FDA to start trials, and to Health Canada to enlarge the trials, for the SSP to treat ocular hypertension and primary open angle glaucoma.  The lack of funds will also probably delay any further research and testing into methods to increase the speed and simplify the SSP surgical procedure.  These delays make it more problematic that we will be able to succeed without substantial additional funding.

The Company carries director and officer liability insurance with an aggregate limit of $10,000,000.  The renewal date for that coverage is March 6, 2005.  The Company currently does not have funds to renew that coverage.  Some of our directors and officers may not be willing to continue to serve as a result of not being able to renew that coverage.

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

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On August 19, 2004, the registrant issued a warrant to purchase 300,000 shares to an agent who agreed to try to sell securities in a private placement for the Company.  The private placement was never consummated.  The warrant is for a term of five years and has an exercise price of $0.25 per share.  The warrant and the stock underlying the warrant are not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the Untied States absent registration or an applicable exemption from registration requirements.  The agreement representing the warrant contains a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933 as transactions not constituting a public offering of securities.  This warrant was issued in a privately negotiated transaction without general solicitation or advertising with a company that is sophisticated and had access to any information they might have required or requested.  They also had every opportunity to verify information, to obtain additional information or to ask questions of Refocus.

On October 8, 2004, Refocus granted options to purchase an aggregate 17,500 shares of its common stock at $.60 per share to employees of the Company.  These options were issued in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The issuance of such options is undertaken without general solicitation or advertising.  The option agreements evidencing the right to acquire the shares stated that the shares acquirable pursuant to the options will be restricted securities under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The registrant solicited the consent of its stockholders to amend its Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 60 million to 120 million shares.  The Company received consents from over 50% of its stockholders and filed the Certificate of Amendment, which increased the authorized shares of common stock, with the State of Delaware on October 12, 2004.  The final results of the solicitation were as follows.

Number of shares voted:
For	Against	Abstain
14,368,025	1,087,507	35,302

There were 348,297 broker non-votes.

ITEM 6.  EXHIBITS

The following exhibits are provided pursuant to provisions of Item 601 of Regulation S-B:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
November 15, 2004		Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)