Form 10KSB
period 2004-12-31
REFOCUS GROUP INC
filed 2005-04-06
CIK 1133597

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definite proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2004 were $0.

On March 25, 2005, the aggregate value of voting stock held by non-affiliates of the registrant was approximately $3,018,000.  For purposes of this computation, all officers, directors and 10% stockholders were deemed affiliates.  Such determination should not be construed as an admission that such officers, directors and 10% stockholders are affiliates.

On March 25, 2005, there were 24,649,105 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

TABLE OF CONTENTS

REFOCUS GROUP, INC.

Part 1.
Item 1.	Description of Business
Business Development
Business of Refocus Group, Inc.
General
March 2005 Change in Control
History of Refocus Ocular, Inc.
Business and Industry Overview
Products
CIBA Vision
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
Overview
Results of Operations
Liquidity and Capital Resources
Other
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibit Index
Item 14.	Principal Accountant Fees and Services
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

ITEM 1.  DESCRIPTION OF BUSINESS

Refocus Group, Inc. is a medical device company engaged in the research and development of treatments for human vision disorders.  Our products are the patented PresVIEW Scleral Implant (the “PSI”) and the PresVIEW Incision System, which consists of the surgical instruments used to implant the PSI in the surface of the white of the human eye.  The PSI and PresVIEW Incision System are utilized in our surgical procedure, the Scleral Spacing Procedure, for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma.  Presbyopia, the Greek word for “old eye”, is the primary reason that a substantial portion of the population beginning in their early 40s uses bifocals, reading glasses or removes their distance glasses in order to read at a comfortable distance.  We believe that our surgical procedure physiologically restores the human eye’s natural ability to focus as it did at a younger age.  We believe the procedure works by reducing the crowding of the underlying tissues surrounding the crystalline lens, which allows the muscles to once again reshape the lens and thus restore the eye’s ability to accommodate or focus.  Ocular hypertension, or elevated pressure within the eye, often leads to primary open angle glaucoma, or the progressive loss of central vision potentially leading to blindness.  We believe that our same surgical procedure restores the natural base-line tension of the muscle inside the eye, which permits the eye to drain naturally and, thus, lower the intraocular pressure.  We received approval from the United States Food and Drug Administration (the “FDA”) to begin Phase II FDA clinical trials using the PSI for the treatment of presbyopia in December 2003.  We began those trials in the first quarter of 2004, and they are ongoing.  We have also conducted clinical trials in Canada using the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  Later this year, we will seek permission from Health Canada to continue these clinical trials.  In the future, we plan to apply to the FDA to start our clinical trials in the United States, using the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  We are also seeking CE Mark certification of the PSI so that we may begin sales of our products in the European Union this year.    See “Business of Refocus Group, Inc. “ below for a complete discussion.

Business Development

On November 21, 2000, VeryBestoftheInternet.com, the predecessor of Refocus Group, Inc., was incorporated in the State of Texas.  In February 2003, VeryBestoftheInternet.com reincorporated in Delaware and changed its name to Refocus Group, Inc.

Refocus Group, Inc. (“Refocus”) completed a merger on March 6, 2003 (the “Merger Closing Date”) of Refocus Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Refocus, with and into Presby Corp (“Presby”), a Delaware corporation.  Presby was a medical device company based in Dallas, Texas, which was engaged principally in the research and development of surgical treatments for human vision disorders.  Presby was the surviving corporation and became a wholly-owned subsidiary of Refocus.  The merger was consummated under Delaware law and pursuant to an Agreement of Merger and Plan of Reorganization, dated as of March 6, 2003 (the “Merger Agreement”).  In addition, on the Merger Closing Date, Refocus completed a private placement of its common stock.  Presby changed its name to Refocus Ocular, Inc. (“Ocular”) in April 2003 after the merger.  Prior to the merger, Refocus was an internet website ranking service.

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

In addition, you should be aware that at December 31, 2004, we did not have sufficient funds to continue as a going concern for the next twelve months.  However, we closed a private placement in March 2005 for approximately $7.0 million, which management believes will provide adequate funds to pursue our currently anticipated business plans for the next twelve months.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events that prevent us from achieving our current business plan over the next twelve months.  We will need to continue to seek additional funding sources by March 2006 to continue with our business plan.  Assuming we receive permission to start our Phase III trials from the FDA, and subject to customary closing conditions including the absence of a material adverse event, we have a commitment for $7.0 million to be funded in March 2006.  If this or other funding for 2006 and beyond is not available, or we cannot successfully commercialize our products, we may not be able to continue as a going concern.  See the discussion below in Management’s Discussion and Analysis or Plan of Operations in Item 6 and in the audited financial statements in Item 7 contained herein.  However, our success ultimately depends on our ability to obtain successful operations.  To attain successful operations, we must satisfactorily complete our FDA and other clinical trials and convince the medical community that we have a successful commercial product for treating presbyopia, ocular hypertension and primary open angle glaucoma.

Business of Refocus Group, Inc.

General

We are a medical device company based in Dallas, Texas, engaged in the research and development of surgical treatments for human vision disorders.  Our products are the patented PresVIEW Scleral Implant (the “PSI”) and the PresVIEW Incision System, which consists of the surgical instruments used to implant the PSI in the human eye.  The PSI and the PresVIEW Incision System are utilized in our surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in the human eye.  Presbyopia, the Greek word for “old eye”, is the primary reason that a substantial portion of the population beginning in their early 40s uses bifocals, reading glasses or removes their distance glasses in order to read at a comfortable distance.  We believe that the SSP treats presbyopia by reducing the crowding of the underlying tissues surrounding the crystalline lens, which allows the muscles to once again reshape the lens to restore the eye’s ability to accommodate or focus.  In the case of ocular hypertension and primary open angle glaucoma, we believe that the SSP restores the natural base-line tension of the muscle inside the eye, which permits the eye to drain naturally and, thus, lower the intraocular pressure.

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

In 2000, we received approval from the FDA to conduct Phase I clinical trials of the PSI for the treatment of presbyopia on humans.  In that same year, we received approval from Health Canada (the Canadian equivalent of the FDA) to conduct clinical trials of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  We decided to suspend sales in 2001, however, in order to develop an automated surgical incision device to help simplify, standardize and automate the surgical procedure, which should make the outcomes of the surgical procedure less dependent on each physician’s surgical skill.  Since that time, we have developed the PresVIEW Incision System, which we believe improves the consistency of the results of the SSP.

In March 2002, we entered into a license agreement with CIBA Vision AG (“CIBA”) pursuant to which CIBA obtained an exclusive license to our patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in international markets.  CIBA also had the right in the license agreement (the “CIBA Agreement”) to acquire a license for our products in the United States.  We were entitled to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products under the CIBA Agreement.  Upon entering into the CIBA Agreement, CIBA paid us $2.0 million in advance royalties and was committed to purchase equity interests in us if we obtained certain other investments from third-parties.  As part of the March 2003 private placement, CIBA purchased 625,000 shares of our common stock and a warrant to purchase 312,500 shares of our common stock for an aggregate purchase price of $1.25 million.

Under the CIBA Agreement, CIBA was responsible for manufacturing, marketing and distributing our products worldwide at its expense.  CIBA was also responsible for regulatory matters outside the United States and was committed to jointly manage the FDA clinical trials with us.  In accordance with the CIBA Agreement, we ceased all direct manufacturing and marketing of the PSI and related products.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI and the resultant changes to those processes, the CE Mark certification we had obtained in 2000 on the PSI is no longer applicable.  We are seeking to regain our CE Mark certification of the PSI.  Late in 2003, a CE Mark certification of the components of the PresVIEW Incision System was obtained by the suppliers of those components.

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

In January 2004, we entered into an agreement with CIBA, the License Transfer and Transition Services Agreement (the “Transfer Agreement”).  Pursuant to the Transfer Agreement, we reacquired all worldwide license rights to our patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide us with certain transition services during 2004.  As consideration for the acquisition of CIBA’s license rights, the forgiveness of the $2.0 million in prepaid royalties we received under the CIBA Agreement and the transition services to be performed by CIBA under the Transfer Agreement during 2004, we agreed to pay CIBA an aggregate of $3.0 million in twelve quarterly installments commencing in the first calendar quarter of 2006.  We, however, were entitled to prepay and extinguish our payment obligations by paying an aggregate amount of $2.0 million to CIBA prior to January 1, 2006.  In February 2005, we and CIBA renegotiated the terms of the debt, converting the $3.0 million liability into a 4% royalty to be paid on sales starting in February 2005.  The maximum amount of royalty payments due is $3.25 million.  If an aggregate of $3.25 million is not paid by December 31, 2009, then any portion of the total royalty that was not paid will be due and payable in February 2010.

Under the Transfer Agreement, CIBA returned the warrant to purchase 312,500 shares of our common stock that it acquired in the March 2003 private placement.  While it retained the 625,000 shares of common stock acquired at the same time, these shares are subject to certain restrictions on their transfer.  CIBA also agreed to certain restrictions on their ability to solicit proxies for a two-year period.

We believe that the Transfer Agreement had a material adverse impact on our financial condition because, among other things, it reduced future potential revenues from minimum royalty and milestone payments, it moved our anticipated European sales launch farther into the future, and it increased our expenses substantially for functions previously performed by CIBA when our available funds were limited.  However, we believe the Transfer Agreement was in the long-term best interest of our shareholders.

In November 2002, we, along with CIBA, submitted to Health Canada an application seeking approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  In June 2003, Health Canada informed us that it had determined that the sample size submitted in our application was insufficient for approval, and denied the application.  Based on further discussions with Health Canada in October 2003, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales.  We believe we can reinitiate the clinical trials in Canada during 2005.

In March 2003, we filed an investigational device exemption application with the FDA to obtain approval to initiate our Phase II clinical trials for the surgical treatment of presbyopia utilizing the PSI and SSP.  In December 2003, we received approval to begin our Phase II clinical trials of the PSI and SSP for the treatment of presbyopia.  We started these clinical trials during the first quarter of 2004.  We have completed a little over half of our Phase II clinical trial and plan to petition the FDA to start Phase III trials this year.  We believe, subject to obtaining FDA approval, that all the surgeries related to the trials should be completed by or before the middle of 2006.  We will then have to continue to monitor patients for a period of up to two years and submit a final report on the clinical trials before the FDA will let us commercialize our procedure.

We have a single element variable focus lens (“SEVFL”) for use in commercial optical lens applications in early stage development.  We do not plan, at this time, to spend any significant funds in the near future on the continued research and development of this product.  We may, at a later time, continue the development of this product or find a licensee for this technology.

We have had no revenues since 2001 from our core lines of business.  We have incurred losses every year since we began operations.  Those losses resulted primarily from expenses associated with research and development activities, clinical trials, obtaining regulatory approvals in international markets and general and administrative expenses.  To become profitable, we must generate sufficient income from future product sales, either directly or through potential future strategic partners.

We have a limited operating history and have not commercially produced any significant quantities of our products to date.  We have not yet achieved, and may never achieve, profitability.  In addition, we expect to incur operating losses for the foreseeable future, and those losses may be substantial.  Moreover, we have significant future capital requirements related to the regulatory approval of our products.  If we are unable to fund these requirements, our business could be seriously harmed.

March 2005 Change in Control

On January 27, 2005, we entered into a secured bridge note with Medcare Investment Fund III, Ltd. (“Medcare”) for $500,000 to provide us with working capital while we finalized negotiations for a private placement investment by Medcare.  The note was secured by our United States presbyopia patents and trademarks, was guaranteed by our subsidiaries, bore interest at 8% and was to be repaid upon the earlier of the closing of an investment by Medcare or July 26, 2005.

On February 25, 2005, we and Medcare entered into a term sheet (the “Term Sheet”) outlining the proposed investment by Medcare in us.  The Term Sheet contained both binding and non-binding terms upon which the investment by Medcare would be made.

In anticipation of the investment transaction discussed below, on March 1, 2005, our Board of Directors, pursuant to our Certificate of Incorporation, exercised its authority to issue in one or more series up to 10 million shares of our preferred stock.  On March 1, 2005, we filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon its filing.

The Certificate of Designation established a Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), consisting of 280,000 shares, a Series A-2 Convertible Preferred Stock (“Series A-2 Shares”), consisting of 280,000 shares, and a Series A-3 Convertible Preferred Stock (“Series A-3 Shares”), consisting of 200,000 shares (collectively, the “Series A Preferred Stock”).

On March 1, 2005, we and Medcare entered into a Securities Purchase Agreement (the “Purchase Agreement”) that documented the transactions contemplated in the Term Sheet.  Pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1 Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan and to repay a portion of convertible notes issued in October and November 2004.  The remainder of the funds will be used for general working capital purposes.

The Series A-1 Shares are convertible into shares of our common stock at an effective conversion price of $0.25 per share.  The Warrant has an exercise price of $30 per share for each of the Series A-3 Shares and expires on February 28, 2007.  The Series A-3 Shares are convertible into shares of our common stock at an effective conversion price of $0.30 per share.  The conversion price of the Series A-1 Shares and Series A-3 Shares, and the exercise price of the warrant, are subject to adjustment based on customary anti-dilution protection provisions.

Additionally, pursuant to the Purchase Agreement, in the event that we receive authorization in writing from the FDA to commence our Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to customary closing conditions including the absence of a material adverse event.  The Series A-2 Shares will be convertible into shares of our common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

The holders of the Series A Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on our common stock.

A share of Series A Preferred Stock is convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of our common stock, at an effective price of $0.25 per share of common stock for the Series A-1 Shares and the Series
A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares can be converted into 28,000,000 shares of our common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can be converted into 13,333,400 shares of our common stock.  The conversion rate of a share of Series A Preferred Stock into shares of our common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if we issue common stock, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the effective price of the Series A Preferred Stock then outstanding.  Shares of Series A Preferred Stock will be automatically converted into shares of our common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of our common stock that results in gross proceeds to us of at least $45,000,000.

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by our common stockholders.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and our common stock will vote together as a single class.  As a result, the holders of the Series A-1 Shares control over 50% of our voting stock at March 1, 2005 and, thus, control us.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

For so long as 70,000 shares of the Series A-1 Shares remain outstanding, the holders of the Series A Preferred Stock, as a single class, are entitled to elect one-half of the members of the Board of Directors (the “Series A Directors”), one of whom will be elected as the Vice-Chairman of the Board of Directors, and to designate at least one Series A Director to serve on each of the committees of the Board of Directors.  The Vice-Chairman is to receive $50,000 annually in addition to fees normally paid to our directors.

In the Purchase Agreement, we represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors, including at least two-thirds of the Series A Directors, we will not:

•                  declare or pay any dividends (other than dividends payable solely in shares of our common stock and dividends payable to us or another subsidiary of ours) on or declare or make any other distribution, directly or indirectly, on account of any shares of our common stock now or hereafter outstanding;

•                  repurchase any outstanding shares of capital stock (other than repurchases of capital stock from any subsidiary of ours or any of our employees whose employment has been terminated for any reason, not to exceed $100,000 in the aggregate);

•                  approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

•                  increase the salary of any officer or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by the Series A Directors;

•                  retain, terminate or enter into any salary or employment negotiation or employment agreement with any employee or any future employee;

•                  incur indebtedness (other than trade payables) in excess of $50,000 in the aggregate, or enter into contracts or leases which require payments in excess of $50,000 in the aggregate;

•                  make or incur any single capital expenditure in excess of $50,000, or aggregate capital expenditures in excess of $100,000, per fiscal year;

•                  award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

•                  make any material change in the nature of the business or enter into any new line of business, joint venture or similar arrangement;

•                  pledge our assets or guarantee the obligations of any other individual or entity;

•                  recommend amendment of our existing restricted stock and stock option plan or approval of any new equity incentive plan; or

•                  form or acquire any subsidiary, joint venture or similar business entity.

In addition to any other vote or consent required, for so long as 70,000 shares of Series A-1 Shares remain outstanding, without the prior vote or approval of 75% of the then outstanding Series A Preferred Stock, we shall not:

•                  amend our Certificate of Incorporation and Bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Preferred Stock;

•                  reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on a parity with, the Series A Preferred Stock;

•                  authorize or issue any additional Series A Preferred Stock or any other stock having rights or preferences senior to, or on a parity with, the Series A Preferred Stock, except for authorizations for issuances solely to the holders of Series A Preferred Stock;

•                  merge or consolidate with or into any corporation if such merger or consolidation would result in our stockholders immediately prior to such merger or consolidation holding (by virtue of securities issued as consideration in such transaction or otherwise) less than a majority of the voting power of the stock of the surviving corporation immediately after such merger or consolidation;

•                  sell all or substantially all our assets in a single transaction or series of related transactions;

•                  license all or substantially all of our intellectual property in a single transaction or series of related transactions;

•                  liquidate or dissolve; or

•                  alter any rights of the Series A Directors or the holders of the Series A Preferred Stock or change the size of the Board of Directors.

As required under the Purchase Agreement, the Board of Directors also amended our Bylaws to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of our stockholders, and to require the Board of Directors to meet bi-monthly until March 1, 2006, and at least quarterly after that date.

In connection with, and as condition to, entering into the Purchase Agreement, we and Medcare entered into an Investors’ Rights Agreement.  The Investors’ Rights Agreement grants Medcare certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which such rights may be exercised and effected.  The Investors’ Rights Agreement also grants Medcare preemptive rights to purchase any or all of our securities that we propose to issue on the same terms and conditions as the proposed issuance.

History of Refocus Ocular, Inc.

Ocular was incorporated in 1994 to conduct research on, and develop a surgical treatment for, presbyopia.  Extensive research and investigational surgeries were conducted, and by 1998, Ocular had obtained the European CE Mark and other regulatory approvals necessary to market versions of the technology in a number of international markets.  Ocular began selectively selling the early prototypes of the PSI and related customized surgical instruments to key surgeons in the European Union and other countries.  Ocular marketed the medical device as the “Scleral Expansion Band”.  We intend to market the device under the name, “PresVIEW Scleral Implant”.  References to the PSI in periods prior to the change to the current name should be understood to refer to the medical device under its previous name.

On March 6, 2003, Refocus completed the merger of Refocus Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Refocus, with and into Ocular.  Ocular was the surviving corporation and became a wholly-owned subsidiary of Refocus.

Business and Industry Overview

Presbyopia.  Presbyopia (the Greek word for “old eye”) is the primary reason that a substantial portion of the population beginning in their early 40s uses bifocals, reading glasses or removes their distance glasses in order to read at a comfortable distance.  According to widely available industry reports, presbyopia ultimately affects 100% of the population, with the first effects of presbyopia generally occurring at about the age of 40 and nearly fully prevalent after age 45.  There are approximately 120 million Americans who currently suffer from presbyopia and, based on widely available estimates, the United States population over the age of 40 continues to grow.  External lenses such as bifocals and reading glasses are currently the principal alternatives available to counter the effects of presbyopia.  We believe the SSP will be particularly attractive to the approximately 4 million Americans who, since 1996, have already demonstrated a willingness to reduce or eliminate their need for glasses via LASIK and laser vision correction procedures—only to find that they need glasses again for reading as they become presbyopic after age 40.

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

Widely publicized laser surgical techniques, such as LASIK and LASEK, are generally designed to treat other refractive imperfections of the eye, primarily nearsightedness (myopia), farsightedness (hyperopia) and astigmatism.  These techniques generally do not compete with the SSP and do not directly treat presbyopia.  In fact, the SSP is complementary to these laser surgical procedures.  We expect that ophthalmologists, optometrists and other eye care professionals will market this elective procedure in similar fashion to laser procedures, especially since it complements those laser surgery procedures, which are marketed to the baby-boomer population.

Ocular Hypertension and Primary Open Angle Glaucoma.  Ocular hypertension is a medical condition involving elevated pressure within the eye, which may lead to serious vision damage.  Ocular hypertension is caused by an abnormal buildup of fluid pressure in the eye and is primarily associated with the inability of the eye to properly drain itself of fluids.  Just as with high blood pressure, abnormally high levels of ocular pressure must be medically treated.  Advanced or prolonged ocular hypertension is believed to damage the optic nerve in the back of the eye and can result in an initial loss of peripheral vision.  This condition is deemed primary open angle glaucoma as loss of vision begins to occur.  Continued loss of peripheral vision shrinks the person’s field of vision and eventually leads to tunnel vision and then blindness.  Ocular hypertension and primary open angle glaucoma are considered to be genetic and related to the tissue of the eye.  The initial stages of ocular hypertension are not noticeable to a patient.  Consequently, early diagnosis is extremely important because damage from primary open angle glaucoma is irreversible.

Ocular hypertension and primary open angle glaucoma are currently treated primarily with pharmaceutical drops and pills with varying success.  These medications have substantial side effects, are costly, not continuous in their action and are not fully effective due to the patient’s lack of compliance with the proper use of the medication.  Many of these medications have to be taken several times each day on a strict schedule for the rest of a patient’s life.

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

We believe that the SSP treats ocular hypertension and primary open angle glaucoma by restoring the natural spacing between the muscle and the lens, which also restores the natural base-line tension of the muscle inside the eye.  Assuming that a significant number of patients that undergo the SSP for the treatment of ocular hypertension demonstrate the same surgical results that have been shown in clinical studies, the SSP could become the first-line preferred treatment for ocular hypertension and primary open angle glaucoma.  Since these eye disorders are considered to be genetic, the SSP could become the first preventive procedure in ophthalmology.

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

Single Element Variable Focus Lens

Our research and understanding of the human lens has led to the development of the SEVFL, which we believe duplicates the functionality of the human eye.  Variable focus commercial lens systems in cameras and other applications currently involve multiple lenses, which must be moved relative to each other in order to produce variations in optical power.  We may develop a SEVFL prototype that we believe will demonstrate that these same large optical effects can be produced with microscopic movement in a single uniquely shaped lens.  The SEVFL is expected to be smaller, lighter and less complex than a multiple lens system.  Commercial applications may include cameras, robotics or other uses.  We have obtained domestic and international patents on this technology.  A considerable amount of the research conducted to date on this project was conducted under our supervision at a local university.  We suspended research on this project in 2002 to concentrate our resources on the PSI and SSP; however, we may resume work on, or license this technology to a third party, in the future.

CIBA Vision

See the discussion in “General” above for a description of our relationship with CIBA.  Under the Transfer Agreement entered into in January 2004, CIBA agreed to provide certain transition services, as described below.

CIBA’s transition services included the continuation of sterilization and packaging processes they had begun under the CIBA Agreement to result in the delivery to us of all existing PSI inventory.  Prior to the CIBA Agreement executed in March 2002, we manufactured a significant quantity of the PSI for future use.  We no longer have those manufacturing arrangements in place because CIBA assumed responsibility for manufacturing under the CIBA Agreement.  Due to the sufficient level of PSI inventory, CIBA did not establish an injection molding manufacturing arrangement during the term of the CIBA Agreement.  We believe that we will have adequate inventory of the PSI for our expected requirements over at least the next 12 months.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI and the resultant changes to those processes, the CE Mark certification we had obtained in 2000 on the PSI no longer applies.   CIBA transferred their trademark and internet domain rights to the PresVIEW name to us as part of the Transfer Agreement.

Therefore, we are in the process of obtaining our own CE Mark certification on the PSI in order to begin sales in the European Union.  We must also reestablish an injection molding manufacturing source for additional production of the PSI after existing inventory is exhausted.  As a result of the March 2005 financing, we are also now able to seek consultants or employees to reestablish or improve our marketing, distribution, and regulatory functions.

Business Strategy and Intellectual Property

One of our primary strategies has been to develop strong proprietary patents for our products, including the PSI, the PresVIEW Incision System and the SEVFL.  We have 17 issued United States patents and 20 issued or published international patents.  We have 10 pending United States patent applications and 48 pending international patent applications.  Related only to the PresVIEW technology, we have 11 issued United States patents, 16 issued or published international patents, 9 pending United States patent applications and 44 pending international patent applications.  The patents associated with the PresVIEW technology have expiration dates ranging from 2012 to 2020.  The patents and patent applications related to our early stage products generally do not expire until after 2015.

We have sought intellectual property rights for the PSI in most major economic markets throughout the world as long as they have a legal system that tends to recognize our rights, and we intend to continue to submit additional patent applications and amendments to maintain and strengthen our patent protection.  Our patents protect the PSI, as well as variations of the PSI, and the custom hand piece and disposable blade in the PresVIEW Incision System.  Due to the nature of the medical discovery, we believe that we have unusually broad patent protection.  Since 2003, we have reduced the number of pending and issued international patents being maintained as a result of a determining that the potential revenues from certain markets did not warrant the cost of obtaining and maintaining patents, or that the cost to enforce our patents in certain markets did not make economic sense.

We also seek to protect our proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties.  In a severance and consulting agreement with Dr. Ronald A. Schachar, our founder and former Chief Scientist, we granted a non-exclusive security interest in some of our patents relating to the SEVFL as security for the payment of his consulting fees under that agreement.

Competition

Treatment of Presbyopia

We believe that the SSP provides a physiological or natural improvement in the human eye’s ability to focus at all near points.  Glasses, contact lenses and other optical changes to the eye only compensate for the inability of the older eye to focus.  Many people remain dissatisfied with the alternatives as discussed below:

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

•                  Conductive Keratoplasty, or CK.  CK uses a controlled release of radio frequency energy to shrink corneal tissue, which steepens the cornea, reducing farsightedness.  CK is not reversible, but does regress over time.  CK has been used primarily for the treatment of farsightedness to restore normal distance vision.  In March 2004, the FDA approved the use of CK for the treatment of presbyopia.  However, reading vision would be improved only if one eye is overcorrected to become near-sighted and, thus, the patient would have monovision.

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

•                  Accommodating IOLs.  A handful of companies, including eyeonics, Inc., are investigating the use of an accommodating IOL, which attempts to magnify the accommodative ability of the eye through the use of hinges on either side of the IOL.  Eyeonics’ Crystalens™ IOL was approved by the FDA in late 2003 for use only with cataract patients.  Eyeonics believes that changes in vitreous pressure associated with accommodative effort moves the lens forward and backward, effectively providing some limited ability to focus.  Surgeons are now considering the use of a modified version of monovision with these lenses to overcome the limited accommodative ability found with this lens system.  In the FDA approval, it stated that the Crystalens provides approximately one diopter of monocular accommodation.  It is generally recognized that a minimum of 2.5 to 3.0 dioptors of accommodation improvement are required before a patient can become independent of reading glasses for most near reading activities.  Problems with the accommodating IOL, as reported in the approved Crystalens “Summary of Safety and Effectiveness Data”, include postoperative capsular fibrosis of the lens capsule, or cystoid macular edema, and iritis, a persistent inflammation of the iris, which may limit or retard adoption among cataract patients.  While Eyeonics is expected to indirectly promote their product for the treatment of presbyopia in non-cataract patients, the eye care community has significant ethical and medical issues regarding the removal of healthy or pre-cataract lenses for such purposes.  The risks associated with clear lens extraction to treat presbyopia in patients who do not have a cataract, the lack of reversibility and the limited gain in accommodative amplitude may mitigate against accommodating IOLs offering significant competition to the SSP.

•                  Anterior Ciliary Sclerotomy (ACS).  ACS is a procedure whereby eight incisions are made in the sclera either with a diamond blade or with a laser, allowing it to expand due to intraocular pressure and ideally produce an accommodative effect.  Results are generally limited to less than 1.50 diopters of gain in accommodation, and any benefit appears to be negligible after approximately one year as a result of the healing of the sclera.  We own issued patents that we believe include this technology; however, due to the limited accommodation achieved with this technique, we do not believe it represents significant competition to the SSP.  SurgiLight, Inc (“SurgiLight”) has announced that it is developing laser systems for the treatment of presbyopia.  Generally, SurgiLight intends to use a laser to perform the ACS procedure, which weakens the sclera.  We believe that this procedure structurally weakens the globe of the eye, subjecting it to risk of rupture via a severe blow to the eye or head.  We believe that, while SurgiLight’s approach is based on our scientific theory, the use of a laser to weaken the sclera will provide only a modest benefit, which will regress with healing.  In March 2000, we filed a patent infringement suit against SurgiLight (see “Item 3. Legal Proceedings”).  Recently Biolase Technology, Inc. (“Biolase”) has acquired certain license rights to the SurgiLight patents.  They may pursue this approach; however, we believe our patents include Biolase’s potential treatment.  Biolase has filed a lawsuit seeking a declaratory judgment that one of our patents is invalid and unenforceable (see “Item 3. Legal Proceedings”).

Treatment of Ocular Hypertension and Primary Open Angle Glaucoma

Glaucoma medications remain the predominant “standard of care” in many countries, including the United States, for the treatment of primary open angle glaucoma and ocular hypertension.  While no glaucoma medication can cure or restore vision loss due to glaucoma, most of these medications are generally effective in the temporary reduction of intraocular pressure (“IOP”).  It is generally believed that the primary cause of these conditions is elevated IOP over time.  Glaucoma medications are believed to help maintain a patient’s current vision by avoiding or reducing the likelihood of additional vision loss due to high IOP.  Merck’s Timoptic, Alcon Laboratories’ Betoptic, Allergan’s Betagan and Pharmacia’s Xalatan are four of the leading glaucoma medications worldwide.  While generally effective, selection of a patient drug regimen and therapy remains highly individualized and based on a number of factors such as:

•                  efficacy,

•                  ocular or systemic safety and tolerance,

•                  availability in health plans,

•                  cost, and

•                  side effects.

Many of these medications have to be taken several times each day on a strict schedule for the rest of the patient’s life, are not continuous in their action and are not fully effective due to the patient’s lack of compliance with proper use of the medication.  In a study published in the American Journal of Managed Care in 2002, approximately 21% of once daily users of a particular glaucoma medication did not refill their subscription after one year.  In another study published in Eye in 2000, approximately 12% of glaucoma patients on once or twice daily medication regimes reported missing a significant number of doses of their medication and 15% did not properly administer their medication.

Glaucoma medications represent approximately 40% of all ophthalmic medications and 16% of all ophthalmology revenues worldwide, according to a recent study by SG Cowen.  As such, they represent the single largest competition to SSP for the treatment of ocular hypertension and primary open angle glaucoma.  However, we believe that the SSP may prove to have several significant advantages over glaucoma medications:

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

Manufacturing

CIBA had sole responsibility for manufacturing our products and the selection of manufacturing contractors subsequent to the March 2002 CIBA Agreement and until the January 2004 Transfer Agreement.  Historically, the PSI had been manufactured to our specifications by an independent contractor using a standard injection molding process.  The customized surgical instruments and other equipment previously sold by us were manufactured by independent contractors that specialize in the production of these types of instruments and equipment.  As a result of the Transfer Agreement, we have reestablished our own manufacturing capabilities through independent third parties for the PresVIEW Incision System.  However, no manufacturer of the PSI has been established.  We believe we have sufficient quantities of PSIs on hand to meet expected demand for at least the next 12 months.

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

We are attempting to reestablish our own CE Mark certification on the PSI in order to sell the PSI in the European Union.

United States

The PSI and the PresVIEW Incision System are not currently approved for sale in the U.S.

In the United States, medical devices are subject to regulation by the FDA under the Food, Drug, and Cosmetic Act (the “FD&C Act”).  The FDA regulates, among other things, the manufacture, distribution, study, and marketing of medical devices sold in the United States.  Under the FD&C Act, the FDA classifies medical devices into one of several classes depending on the risks that the FDA believes are associated with the device and the types of controls necessary to assure safety and effectiveness.  The PSI is a Class III device and subject to the FDA’s most rigorous review.  The hand piece, as well as the blade, that are part of the PresVIEW Incision System, are also subject to the same review as part of the FDA approval process.

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

Of the 29 patients, 14 patients had an increase in accommodative amplitude of 1.5 diopters or more with a mean increase for these patients of more than 3.0 diopters.  These results include 24 month data for most of the 14 patients, but a minimum of 12 month follow-up on all 14 patients. The remaining 15 patients had a lesser effect or no effect.  The range of accommodative improvement for the 14 successful patients was from 1.5 to 5.0 diopters.  A diopter is a measurement of the ability of the eye to accommodate or focus on close objects.  Generally, for a patient with normal distance vision, a 1.5 diopter increase in the amplitude of accommodation will allow the patient to comfortably read newspaper size print in good light.  An increase of more than 1.5 diopters will increase the patient’s comfort, and a higher increase in diopters of accommodation will allow the patient to read progressively smaller print in less than ideal lighting conditions.  Published investigational studies of “accommodating intraocular lenses” have generally reported improvements in accommodation limited to about 1.5 diopters.  We believe that the 14 successful cases demonstrate the potential for our surgical treatment. Phase II of the FDA clinical trials includes the use of the PresVIEW Incision System to try to improve the outcomes of the SSP.

The second-year annual IDE progress report relaying the 18-month patient results from the feasibility phase was submitted to the FDA in March 2002.  Modifications to the Phase II clinical trial protocol and indications for use were proposed to the FDA in July 2002.  An IDE application was submitted to the FDA in March 2003 followed by amendments later in 2003.  The IDE protocol changes incorporated requests for a Phase II clinical study population of 150 patients with a two-year follow-up period.  In December 2003, the FDA approved the start of Phase II clinical trials conditioned on the submittal of certain final documentation.  In this prospective, multi-center, randomized study, 100 patients will receive the SSP with the PSI and 50 patients will be designated as control patients.  Phase II clinical trials began in the first quarter of 2004.  The initial clinical data from the trials is expected to be submitted to the FDA during 2005.  Upon submission of the initial Phase II data to the FDA, and assuming successful outcomes, we anticipate that we will request FDA approval to start Phase III of the trials, resulting in a total of 330 eyes in the study.  Depending on the timing of the Phase II surgeries and the surgical results, the Phase III trial could begin in late 2005 and would run concurrent with the initial stage of 150 patients.  The Company believes it may be able to finish the surgeries by mid-2006.

The Phase III clinical results would be submitted to the FDA as soon as all patients in the trial reach the one-year point.  At this point, it is anticipated that we may also have two-year follow-up results from our Phase II clinical trial.  All patients would continue to be followed for a required two-year period.  After submission of the final PMA, including the clinical results, the FDA generally takes one year or longer to review and approve a Class III device for sale in the United States.  For equivalent medical devices, the clinical and regulatory process to FDA approval and commercialization can take three to five years from the initiation of Phase II clinical trials.

We will also be required to submit an IDE, conduct separate clinical trials and submit a final PMA to obtain approval of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  We may submit an IDE to the FDA during 2005 or early 2006 requesting approval to begin a clinical trial of the SSP for the treatment of primary open angle glaucoma and ocular hypertension.

Europe

The regulatory environment in Europe for medical devices differs significantly from that in the United States.  A total of 25 European countries are grouped in a union with the objective of establishing a single market without internal borders among the member countries and eliminating divergent national requirements.  The members of the European Union (the “EU”) include Austria, Belgium, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, The Netherlands, Poland, Portugal, Slovakia, Slovenia, Spain, Sweden and the United Kingdom.  Iceland, Liechtenstein, Norway and Switzerland are members of the European Free Trade Association.  Iceland, Norway and Liechtenstein are also members of the European Economic Area.

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

The EU has adopted several directives to regulate medical devices such as the PSI.  A manufacturer may affix the CE Mark after a determination that the product complies with the essential requirements of the applicable directives and completion of the appropriate conformity assessment procedures as specified by the directives.  The conformity assessment requirements are based upon a given product’s classification within the directive.  Products within the scope of the directive are grouped within four classes: Class I, IIA, IIB and III.  A product with a higher classification is considered to have higher risk and will, therefore, be subject to more controls in order to obtain a CE Mark.  The PSI has been designated as a Class III device.

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

We were awarded ISO 9001 and E46001 certification and our own CE Mark certification for the PSI in January 2000.  We obtained qualification of our processes as a full quality system.  During 2001, we formed a wholly-owned subsidiary, Presby Corp – Europe SPRL, organized under the laws of Belgium.  The purpose of Presby Corp – Europe SPRL was to obtain and maintain “Own Brander” CE Mark certification on our products.  Presby Corp - Europe SPRL was awarded the Own Brander CE Mark certification for the PSI in 2001.  Presby Corp - Europe SPRL was awarded CE Mark certification for an early prototype of the PresVIEW Incision System and the disposable blades in 2002.  We sold our products in the EU from late 1997, based on our EU distributor’s CE Mark certification, until termination of the distributor agreement in late 2000.  Product sales in 2000 and 2001 were based on our own certifications.  We ceased direct sales of our products in 2001.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI and the resultant changes to those processes, the CE Mark, ISO and other certifications we obtained on the PSI and our processes no longer apply.

The PresVIEW Incision System is comprised of several components, which include the custom designed snap-on drive unit and disposable blade that are covered by patents held by us.  The remaining components of the PresVIEW Incision System include a power box, cable, hand held base drive assembly and footplate.  In late 2003, the manufacturers of these components received CE Mark certification for ophthalmic applications.  We are in the process of gaining regulatory approval for our Refocus labeling on these products.

We are in the process of reestablishing our CE Mark through our wholly-owned subsidiary, Refocus Ocular Europe SPRL (formerly Presby Corp – Europe SPRL).  We believe we will complete that process during 2005.  We plan to set up certain clinical sites in Europe during 2005 to conduct investigational surgeries.  Assuming CE Mark approval and the successful outcomes of these investigational surgeries, the Company plans to begin sales in Europe by 2006.  There are many variables involved in getting our product to market in Europe, including the timing of the CE Mark approval, the ability to supply our products to our European customers and building an adequately trained staff to oversee our European operation.   Any unforeseen problems related to these variables may cause our expected time to begin sales to be delayed.

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

At the 18-month follow-up exam, the study data indicated a mean IOP decrease of 6.8 mmHg. overall in the dominant eyes, which was 0.4 mmHg. lower than the pre-surgery IOP values.  The number of glaucoma medications decreased from a mean of 1.7 to 0.7 medications per eye.  In the two-year follow-up exam, data was available for 23 dominant eyes, which had a mean IOP decrease of 7.1 mmHg overall, which was 0.7 mmHg lower than the pre-surgery mean IOP value.  At the two-year point, 56% of the study patients were receiving no glaucoma medication.  Of the 44% of the patients receiving medication, either for the non-operated eye or both eyes, a large majority were receiving substantially less medication than prior to the study.  Near vision was also evaluated in those patients and it was found that there was an overall improvement in the patients’ near visual acuity at 20 centimeters. There were no significant surgical complications.  At the three-year point, exams were performed on eleven patients who have required no additional glaucoma medications since undergoing the SSP.  The mean decrease in these patients IOP was 0.8 mmHg as compared to preoperative IOP with medication and a mean decrease of 5.8 mmHg as compared to the preoperative IOP without medication.

In November 2002, CIBA and we submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  On June 13, 2003, Health Canada informed us that it had determined that the sample size submitted in our Class III submittal for the surgical treatment of glaucoma and other ocular disorders was insufficient for approval, and denied the application.  Based on further discussions with Health Canada in October 2003, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales. We plan to seek permission from Health Canada to restart our trials during 2005.

Research and Development

Research and development expenditures were approximately $34,000, $109,000 and $167,000 during the years ended December 31, 2004, 2003 and 2002, respectively.  The expenditures for 2003 and 2002 were related primarily to the development of the PresVIEW Incision System.  These expenditures for the PresVIEW Incision System decreased as development of the system was substantially completed in 2002.  Expenditures in 2004 related primarily to the amortization of prepaid research and development fees paid to a consultant for work on another medical device not connected with the PSI.  We have decided not to proceed with the development of that device.  Future research and development expenditures, if needed, will be related to improving the PresVIEW Incision System and the SSP.

In order to develop the SEVFL, further research and development will be needed.  We believe at this time that we will try to license this technology to a third party for development, rather than try to develop it ourselves.  Therefore, we believe that the SEVFL will not result in a new revenue source in the near future.

Other Material Agreements

Dr. Schachar’s Separation and Consulting Agreement

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and we entered into a Severance, Release and Consulting Agreement (the “Consulting Agreement”).  In accordance with the Consulting Agreement, Dr. Schachar resigned as an officer, director and employee of us at the Merger Closing Date.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar was to assist us in conducting research and development on a product for the treatment of age-related macular degeneration for the initial two years of the Consulting Agreement and assist in the maintenance of our patent portfolio and other matters for the entire term of the Consulting Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 was paid in the first two years.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years, with the remainder, if any, to be paid in the fifth year.

As security for the payment of his consulting fees, we granted Dr. Schachar a non-exclusive security interest in certain of our SEVFL patents.

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

After giving effect to the March 2005 financing, Medcare has voting control of the Company and may take actions that may not be in the best interest of other stockholders.  Our new investor, Medcare, controls over 50% of our voting stock.  This shareholder acting alone or with other stockholders will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  In addition, Medcare has the ability to appoint half of our Board of Directors, and their board members have veto rights over many matters.  This concentration of ownership may not be in the best interests of all our stockholders.

Risks Related to Our Business and Industry

We will require additional financing to conduct our operations and fund our FDA clinical trials.  As a result of the financing obtained in March 2005, as described above, we currently believe that we have sufficient financial resources to fund our operations for the next twelve months.  There can be no assurances, however, that there will not be delays or other unforseen events that prevent us from achieving our current business plan.  In addition, assuming we get approval from the FDA to start Phase III trials by March 2006, we will receive an additional investment of $7.0 million, subject to customary closing conditions including the absence of a material adverse event.  However, we may require substantial additional capital to fund our future operations and conduct our FDA and other clinical trials over the next several years in addition to these funds.  Because of the uncertain nature of receiving approval from the FDA and other international regulatory organizations to permit commercialization of our products, the amount of funds we need to expend and when these funds will be needed is uncertain.  Our ability to generate funds from revenues generated in foreign markets to support our operations while we complete FDA trials in the United States is also uncertain because of the many variables involved.  Therefore, we may be required to seek additional funding through collaborative arrangements with corporate partners or through public or private debt or equity financings.  Any additional equity financing may be dilutive to stockholders.  Any debt financing, if available, may involve restrictions on our ability to pay dividends on our capital stock, be dilutive due to possible conversion features or attached warrants, or restrict the manner in which we conduct our business.  We can give you no assurances, however, that additional funding will be available in sufficient amounts, on terms acceptable to us, or at all, when needed.  Our ability to obtain additional financing depends on many factors, some of which are beyond our control, including the state of the capital markets and the prospects for our business.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, clinical studies and/or regulatory activities or may cause us to cease our operations. Therefore, our continuation as a going concern is dependent on our ability to obtain additional financing and, ultimately, to attain successful operations.  To attain successful operations, we must satisfactorily complete our FDA and other clinical trials and convince the medical community that we have a successful commercial product for treating presbyopia, ocular hypertension and primary open angle glaucoma.  Until sufficient revenues are generated from product sales, we will need to continue to seek additional funding.  If this funding is not available or we cannot successfully commercialize our products, we may not be able to continue as a going concern.

We rely on third-party sales, marketing, manufacturing, training and customer service, which may have a material adverse effect on our business.  We have a limited staff of four full-time persons and rely on a number of independent consultants.  We have no sales, manufacturing, training or customer service staff.  We have marketed and sold only a relatively small number of PSIs.  As a result of the Transfer Agreement with CIBA, we will have to develop new arrangements with third parties or hire a significant number of new staff, either of which may result in substantially higher costs.  Due to our lack of funds during 2004, we were not able to staff these positions.  As a result of the financing we received in March 2005, we will now seek to staff these positions with either new employees or consultants.  We may be unable to hire qualified staff or may be unable to retain qualified consultants to perform these functions, which could result in a material adverse effect to our business.

We have a limited operating history, a single unproven product to date, a history of net losses, and our business may never become profitable.  We have spent ten years concentrating our efforts on the development of the PSI and the related surgical procedure for the treatment of presbyopia and, more recently, for the treatment of ocular hypertension and primary open angle glaucoma.  Sales of the PSI are pending approval of the product by the FDA in the United States and by other regulatory authorities in other countries.

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

We have incurred losses every year since we began operations.  As of December 31, 2004, our accumulated deficit was $26.4 million, including a net loss of $3.8 million for the year ended December 31, 2004.  These losses have resulted primarily from expenses associated with research and development activities, pre-clinical and clinical trials, obtaining regulatory approvals in international markets and general and administrative expenses.  We anticipate our operating expenses will increase substantially for the foreseeable future as we expand our FDA clinical trials in the United States and assume functions formerly performed by CIBA.

To become profitable, we must be able to generate revenues from product sales.  We have not had any revenues since 2001.  Our revenues will be dependent on the successful deployment of the SSP for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma utilizing our patented PSI and the PresVIEW Incision System.  There can be no assurance that the PresVIEW technology will be proven safe and effective or that, if proven safe and effective, the technology will be successfully commercialized.  To improve the surgical outcomes of the SSP, we developed the PresVIEW Incision System, which we believe consistently produces incisions of accurate length and depth for the placement of the PSI.  We believe that the development of this device has been substantially completed, subject to continued enhancements as surgeons use the PresVIEW Incision System in the SSP.  Any unexpected problems with the PresVIEW Incision System would cause additional delays in our ability to market our primary product, the PSI.

If substantial growth in our revenues does not occur, we may not be able to achieve or maintain profitability in the future.  The amount of losses we will incur before achieving profitability, and the time required to reach profitability, are each highly uncertain.  No assurances can be given that we will ever achieve profitability.

As a result of the CIBA Transfer Agreement, we must reestablish our own marketing and other operational functions, which will substantially increase our costs and potentially cause delays.  As a result of the Transfer Agreement with CIBA, we now need to reestablish our own manufacturing, marketing, distribution, regulatory, and other operational activities.  During 2004 and until the March 2005 private placement, we lacked the funds necessary to fully reestablish these activities.  As we go forward, we may determine that we prefer to establish strategic agreements with various third parties for some operations and perform other of these operations internally.  We can provide no assurances, however, that we will be able to establish agreements with third parties or successfully reestablish such operations within a reasonable time.  Nor can we be sure of our ability to finance such operations.  Consequently, our business, financial condition and results of operations may be adversely affected.

As a result of the Transfer Agreement, we will assume full management responsibility for the FDA clinical trials, and we have less experience and resources in those matters than CIBA, which could result in delays or problems.  Prior to the CIBA Agreement executed in March 2002, we managed the feasibility phase of the FDA clinical trials in the United States.  That phase of the clinical trials required a much longer period of time than we had anticipated.  Under the CIBA Agreement, a joint technical committee of CIBA and our personnel would have managed the FDA clinical trials going forward.  CIBA retained a qualified consultant to assist in those matters.  As a result of the Transfer Agreement, we have again assumed full responsibility for the FDA clinical trials and have already retained the same consultant that was retained by CIBA.  However, our management personnel have significantly less experience in the management of FDA matters than CIBA.  We can provide no assurances that we can successfully assume the management of the FDA clinical trials without incurring significant delays or substantial additional expense.  As a result of our limited funding since the Transfer Agreement, our progress in the clinical trials has been slower than we had anticipated.

As a result of the Transfer Agreement, we will need to reestablish our own international regulatory processes, which will require management time and significant expense.   In accordance with the CIBA Agreement, we ceased all direct manufacturing and marketing of the PSI and related products.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI and the resultant changes to those processes, the CE Mark certification we had obtained in 2000 on the PSI is no longer applicable.  As a result of the Transfer Agreement, we will need to reestablish our own CE Mark certification on the PSI.  In addition, we will be required to manage the process of obtaining regulatory approval for our products in other international markets.  We have retained consultants to assist us in that effort; however, this process is time consuming, requires considerable management effort and will be expensive.  Due to our lack of adequate funding in 2004 and until the March 2005 private placement, we have had to minimize our efforts in managing international regulatory processes.  Our failure to reestablish our own CE Mark certification for the PSI would prevent us from marketing our products in the European Union by 2006.  Further, failure to establish regulatory approvals in other international markets on a timely basis will have a material adverse effect on our financial condition as well.

As a result of the Transfer Agreement, we will need to reestablish manufacturing arrangements for the production of the PSI to support future sales, or we will be unable to supply the PSI after our current inventory is exhausted.  Prior to the CIBA Agreement, we manufactured a significant quantity of the PSI for future use.  We no longer have those manufacturing arrangements in place because CIBA assumed responsibility for manufacturing under the CIBA Agreement.  Due to the sufficiency of the available PSI inventory, CIBA did not establish an injection molding manufacturing arrangement during the term of the CIBA Agreement.  We believe that we have adequate inventory of the PSI for our expected requirements over at least the next 12 months.  Consequently, we must reestablish an injection molding manufacturing source for production of the PSI before our current inventory is exhausted.  The PSI is a precisely designed micro-engineered part that requires special manufacturing expertise, especially to meet the regulatory requirements for use as a medical implant.  The process of establishing manufacturing sources will be time consuming, require considerable management effort and will be expensive.  In addition, the costs of producing the associated injection molds may be high.  There can be no assurances, however, that we will be able to reestablish these arrangements in a timely and cost-effective manner prior to our need for additional PSI inventory.  We had to put this process on hold during 2004 until we closed the March 2005 private placement, due to our lack of funds.  An inability to establish these arrangements could have a material adverse effect on our future sales.

As a result of the Transfer Agreement, we will need to reestablish our own marketing and distribution arrangements, which will take time and increase our costs.  Prior to the CIBA Agreement, we marketed our products through distribution agreements in various countries outside the United States.  Those distribution agreements provided the distributor with a commission based upon a percentage of the sales price.  Under the CIBA Agreement, CIBA was responsible for worldwide marketing and distribution of our products and, thus, all of our previous distribution arrangements were terminated.  As a result of the Transfer Agreement, we will be required to reestablish distribution agreements for the international marketing and distribution of our products.  We may, however, seek to market our products directly, especially in the European Union.  We may also establish other distribution, license or strategic arrangements on a global or regional basis.  We can provide no assurances, however, that we will be able to reestablish new distribution and marketing arrangements in a timely and cost effective manner, and our failure to do so would have a material adverse effect on our business.  Because of our lack of funding during 2004, we did not devote any significant resources to establish these arrangements.

As a result of the Transfer Agreement, we may need to reestablish our own product development efforts, which will take time and increase our costs.  During the term of the CIBA Agreement, CIBA devoted substantial internal resources and manpower, including hiring several consultants, to resolve problems with, and substantially finalize the development of, the PresVIEW Incision System.  Although we believe development of the PresVIEW Incision System is substantially complete, additional development or enhancements may be identified as the PresVIEW Incision System is further used in the SSP.  We are also trying to develop ways to simplify the SSP and make the outcomes more consistent.  We have retained some of the consultants used by CIBA to finalize the development of the system and the simplification of the SSP, but we cannot guarantee that these consultants will be able to devote sufficient time to our products.  Again, our lack of available funds during 2004 resulted in only slight progress in this area.  If significant development issues are later identified that require material financial resources, or if the consultants are not available to us on terms acceptable to us, or at all, to resolve any issues, it would have a material adverse effect on our business.

If we do not receive and maintain regulatory approvals for our products, we will not be able to market and sell our products.  We cannot market and sell our products or surgical procedure in the United States until the products receive approval from the FDA, and there can be no assurance that we will receive the necessary approvals.  Before receiving FDA clearance to market and sell a product, we must demonstrate that the product is safe and effective in the patient population that will be treated for specific indications.  Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be repeated, a program to be terminated or delays in receiving approval.  We have limited experience in conducting or managing the clinical trials necessary to obtain regulatory approval.  We rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to perform certain other tasks.  As a result, we may face delaying factors outside our control.  In addition, delays or rejections may be encountered based upon additional governmental regulation from future legislation, administrative action or changes in FDA policies or interpretations during the period of product development, clinical trials or FDA regulatory review.  Therefore, the actual time and expenditures required to pursue FDA approval are beyond our control and cannot be predicted.

We received approval for, and have conducted, feasibility clinical trials in the United States on the PSI for the treatment of presbyopia.  We submitted the clinical trial data to the FDA and filed an investigational device exemption application with the FDA in March 2003 to obtain approval for initiating Phase II clinical trials.  We subsequently filed amendments to that application and received approval to start our Phase II clinical trials in December 2003, subject to certain final documentation.  We began those trials in the first quarter of 2004.  We limited the number of cases being performed in these trials due to our lack of funds during 2004.  With the March 2005 funding, we believe we can once again resume these trials so that we can finish Phase II and begin Phase III cases, assuming FDA approval.  The FDA may decline to authorize additional clinical trials after the Phase II trials or may substantially delay those trials for a variety of reasons.  We also plan to submit an application to the FDA to conduct clinical trials on the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  The FDA may not approve the proposed study or may significantly delay the study, if approved.

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

Because of our lack of funds during 2004, we were not able to continue to pursue regulatory approvals in international markets.  The failure to obtain the necessary regulatory approvals on a timely basis may have a material adverse effect on our business, financial condition and results of operations.

The components of the PresVIEW Incision System and the related disposable blade are available only from single sources, and other sources may not be available or they may not properly provide products.  Under the CIBA Agreement, these items were provided through suppliers established by CIBA.  We have entered into supply contracts with these sources.  If one or more of these vendors are lost, delivery of our products could be delayed or prevented and our business would suffer.  If we are unable to produce our products in a cost-effective or timely manner, or if the manufacturing of our products is interrupted, our business, financial condition and results of operations could be materially adversely affected.

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

In light of the transition of certain operations from CIBA to us, our success and business strategy will likely depend in large part on our ability to attract and retain key management, scientific and operating personnel.  We may need to add skilled personnel and/or retain consultants in the areas of research and development, clinical trials, government regulatory approvals, sales, marketing and manufacturing.  These persons may be in high demand and subject to competing employment offers.  There can be no assurances that we will be able to attract and retain qualified personnel or develop the expertise needed for our business.  We currently have a small management group with limited operating experience.  The inability to hire additional personnel and develop expertise as needed could have a material adverse effect on us.

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

•                  longer accounts receivable cycles;

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

•                  successful seeding efforts with noted physicians and commercialization in Europe and other international markets preceding FDA approval; and

•                  resolution and/or clarification of the various scientific theories as to the cause of presbyopia and the specific mechanism of action involved in the SSP.

Because all of our revenues are projected to come from the sale of the PSI and related products, our financial performance will depend upon ophthalmologists’ adoption and patient awareness of the SSP.  If we are unable to convince ophthalmologists to use the PSI, we may not be able to generate adequate revenues to continue to fund our operations.

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

We are required to obtain the approval of regulatory agencies worldwide before we can market and sell the PSI or other products and to undergo rigorous inspections by these agencies.  In the United States, we must obtain FDA approval or clearance for each medical device before the devices can be marketed and sold.  The FDA approval process is typically lengthy and expensive, and approval is never certain.  In order to obtain these approvals, our products must be shown to be effective and safe for use in humans.  In addition, products distributed outside of the United States are subject to governmental regulation, which may be equally or more demanding.  Our products could take a significantly longer time than we expect to gain regulatory approval or may never gain approval.  If a regulatory authority delays approval of a product, our operating results may decline.  Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product or may otherwise limit our ability to promote, sell and distribute a product.  A regulatory agency may require post-marketing studies.  If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a significant shortfall in our sales.  Currently, we are pursuing CE Mark certification of our products from regulatory authorities for sale of our products in the European Union.  We are also seeking FDA and Health Canada approval for the sale of our products in the United States and Canada.  Growth in our sales will depend on the timely and successful introduction and marketing of our products.

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

We are also required to demonstrate compliance with the FDA’s quality system regulations before we can receive FDA approval for the PSI and the PresVIEW Incision System.  The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections.  These regulations relate to product testing, vendor qualification, design control, product manufacturing and quality assurance, as well as the maintenance of records and documentation.  If we are unable to conform to these regulations, we will be required to locate alternative manufacturers that do conform.  Identifying and qualifying alternative manufacturers may be a long and difficult process and the delays could seriously harm our business.  Due to our limited funding during 2004 and until the March 2005 private placement, we have been unable to devote sufficient resources to a quality system.  Although we believe we are in compliance with all FDA regulations, we need to acquire knowledgeable staff or consultants to ensure that we stay in compliance.

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

We may not successfully develop and launch replacements for our products that lose patent protection, which could significantly decrease our future sales and profits.  Most of our products are covered by patents that give us a degree of market exclusivity during the term of the patent.  Significant patents covering our products will expire within the next 7 to 13 years.  Upon patent expiration, our competitors may introduce products using the same technology.  As a result of this possible increase in competition, we may need to charge a lower price in order to maintain sales of our products, which could result in these products becoming less profitable.  If we fail to develop and successfully launch, and receive regulatory approval for, more advanced replacement products prior to the expiration of patents for our existing products, our sales and profits with respect to those products could decline significantly.  We may not be able to develop and successfully launch more advanced replacement products before these and other patents expire.

Resources devoted to research and development may not yield new products that achieve commercial success, and we would be dependent only on the PSI for sales.  In the past, we have devoted substantial resources to research and development of the PSI and the SEVFL.  In the foreseeable future, we plan to devote much less resources to research and development.  We believe the development of the SEVFL may be through a licensing arrangement with a third party.  If we are not able to find a party to license this technology, or the licensee cannot successfully develop the SEVFL, we will be totally dependent on the PSI and related products for sales.

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

We may be subject to future claims from physicians who disagree with our return policy, and we may incur unexpected expenses to resolve the complaints.  A number of ophthalmologists with practices based in the United States purchased surgical kits, including the PSI, at international locations.  While certain of these physicians conducted investigational surgeries at international locations for the purpose of research, many of these physicians purchased our products with a desire to participate in the anticipated clinical trials of the PSI, which are regulated by the FDA.  All of these physicians were aware that the PSI was not approved by the FDA for use in the United States at the time of their purchase.  We did not sell the products with a right of refund.  Nevertheless, in past years, several of these ophthalmologists requested a refund or informed us that if they are not selected to participate in the clinical trials, they plan to return the products with a request for a refund.  We cannot ensure that all these physicians will be selected to participate in the clinical trials.  We do not believe that we have any liability to refund the cost of these products.

As a result of our continued suspension of sales, we were notified in past years by two of our foreign distributors that they were seeking refunds on unsold products remaining in their inventory.  We did not sell our products with a right of refund and do not believe that we have any liability to refund the cost of these products.

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

Further, because of the uncertain nature of patent protection, we cannot be certain that:

•                                          others will not independently develop similar or alternative technologies;

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

We have been involved as plaintiffs or defendants in various lawsuits in the United States related to our patented technology for the SSP.  For more information on these lawsuits, see “Item 3. Legal Proceedings”.

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

Risks Related to Our Common Stock

We may decide to take the Company private to reduce costs associated with being a public company.  We may decide that the costs of being a public company result in the use of funds that could be better deployed in other aspects of the business, and, therefore, it is in our best interest and that of our stockholders, creditors and other stakeholders for us not to remain a public company.  Accordingly, we may propose to undertake a transaction so that we can terminate the registration of our common stock under the Securities Exchange Act of 1934 (the “Exchange Act”), and thereby suspend our obligations as a public company under United States securities laws.

We incur significant direct and indirect costs complying with the periodic reporting and other obligations under the Exchange Act, including legal, auditing, printing, mailing, public relations, compliance, administrative and transfer agent costs.  We also incur higher insurance premiums for our directors and officers insurance.  The cost of administering to a large number of shareholders who hold only a minor number of shares of our common stock is costly and an inefficient use of our resources.  We will also face increased expenses related to the Sarbanes-Oxley requirement of the audit of our internal controls beginning in 2006, which will make remaining a public company for a company of our small size harder to justify.

If we do decide to go private, shares of our common stock will no longer be registered; we will no longer file periodic reports under the Exchange Act; and our shares may no longer be quoted on the OTC Bulletin Board.  It will make the shares outstanding illiquid.  It will be difficult to get a value for the shares or sell the shares.  It will be more difficult for out shareholders to receive current information about our business, operations or finances.  As a result, certain current shareholders may decide to reduce their investment now before any decision to go private is made, which could exert negative pressure on our stock price.

If action is taken to take the Company private, neither the Company nor Medcare has made any decision regarding any future plans to provide liquidity for the Company’s investors, including Medcare.  Typically however, privately held companies would ultimately seek a liquidity event for its holders.  Those events could include a sale of the company, a sale of its assets, a merger or a traditional initial public offering.  If the Company ultimately pursues this latter option, it would once again become a public reporting entity.

Medcare has certain registration rights that have been granted to them as part of their March 2005 private placement.  Medcare may be able to register its shares without registering shares of other shareholders.  Under an Investors’ Rights Agreement (the “Rights Agreement”) entered into on March 1, 2005 in connection with the Purchase Agreement, Medcare was granted certain registration rights.  Medcare has demand registration rights, which they can exercise on two occasions under the Rights Agreement.  If, however, this registration is to be an underwritten public offering, and the underwriter believes that the number of shares proposed to be sold will interfere with the successful marketing of Medcare’s shares, then the shares available for sale will be reduced first for other stockholders and then for Medcare to the number of shares the underwriter has specified.

Medcare also has piggyback registration rights should we register securities other than under Medcare’s demand rights.  If this registration is to be an underwritten public offering, and the underwriter believes that the number of shares to be sold will interfere with the successful marketing of our shares, then the shares available for sale will be reduced for all shareholders first and then for shares the Company is offering.  The reduction for shareholders other than the Company shall be pari passu for all shareholders with piggyback rights.

Finally, Medcare also has preemptive rights to purchase their pro rata share of any new securities we may issue on the same terms as the proposed sale.  This right terminates on the earlier of a public offering of at least $45 million or when Medcare owns fewer than 70,000 shares of Series A-1 Convertible Preferred Stock.

Therefore, because of these registration rights, Medcare may be able to register their shares without registering shares of common stock of other investors.

The liquidity of our common stock is affected by its limited trading market.  Shares of our common stock are traded on the OTC Bulletin Board under the symbol “RFCG.OB.”  There is currently no broadly followed, established trading market for our common stock.  An established trading market may never develop or be maintained.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our shares.  The trading volume of our common stock, historically, has been limited and sporadic.  As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.  In March 2005, except for those stockholders who are considered affiliates and shares held by CIBA, almost all of our common stock that had been subject to lock-up agreements became available for sale under Rule 144(k).  As a result, the prior lack of trading ability due to these lock-up arrangements, and the expense involved in trading shares under Rule 144 or under our Registration Statement on Form SB-2, has been eliminated.  Therefore, a significant number of our shares are now available for sale.  Another 4,425,000 shares will be eligible for sale under Rule 144(k) in December 2005.

We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.  We have never declared or paid any cash dividends or distributions on Refocus common stock.  We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.  In addition, we cannot declare dividends without the consent of the directors appointed by Medcare.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters are located at 10300 North Central Expressway, Suite 104, Dallas, Texas, in approximately 1,274 square feet of space with a monthly rental rate of $1,473.  There is no lease agreement; we are on a month-to-month rental basis.
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

On March 4, 2005, we were served with a lawsuit filed on February 24, 2005, in the United States District Court, Central District of California, Case No. CV05 1415WMB, by Biolase Technology, Inc., (“Biolase”).  In the complaint, Biolase is seeking a declaratory judgment that our patent titled “Treatment of Presbyopia and Other Eye Disorders” is invalid, unenforceable and not infringed upon by Biolase.  This patent relates to our methods for the treatment of presbyopia by weakening of the sclera.

In the fourth quarter of 2004, we were contacted by Biolase regarding a potential license of our patent that is the subject of this lawsuit.  We, consistent with our stated intent to pursue all alternative sources of financing, entered into negotiations for a license, but continued negotiations for alternative sources of financing.  Our negotiations with Biolase did not conclude in any license being granted to Biolase, and we, instead, finalized the previously described financing with Medcare (see “March 2005 Change in Control” in Item 1 above).  This lawsuit was filed by Biolase immediately prior to the completion of the financing obtained from Medcare.

We believe that the claims asserted by Biolase lack both procedural and substantive merit.  Although we are unable to predict the ultimate outcome of this matter, we believe that our patent rights are valid and enforceable.  Accordingly, we intend to vigorously defend this patent against this declaratory relief action.

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

In December 2001, we accepted a cash settlement from SurgiLight.  In conjunction with that settlement, SurgiLight acknowledged the validity and enforceability of our patents.  The settlement did not include a license of any of our technology to SurgiLight.  In February 2005, Biolase entered into a license agreement with SurgiLight, in which Biolase licensed certain patents of SurgiLight related to the treatment of presbyopia.

In May 2000, we filed a patent infringement suit against Howard N. Straub, D.O., the Colorado Eye Institute, Restorvision, Inc. and LensTec, in the United States District Court for the District of Colorado.  We alleged that Straub had performed, or arranged for the performance of, surgical procedures on United States citizens and in foreign countries in which unauthorized copies of our patented PSI were used.  We and our patent counsel believe that the copies of the PSI created by the defendants are covered under existing patents issued to us.  In June 2002, the Court granted a motion jointly proposed by both parties that stayed the litigation for a period of twelve months.  The Court has granted additional twelve month stays until 2005.  During this period, the United States Patent and Trademark Office will continue its investigation into the validity of Restorvision’s patent applications.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR CORPORATION’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shares of our common stock are quoted on the NASD Electronic Bulletin Board under the symbol “RFCG.OB”.  No trades, however, were made with respect to shares of Refocus common stock prior to the Merger Closing Date, which was effective March 6, 2003.  As a result, the range of high and low bid information for shares of Refocus common stock for the period prior to March 6, 2003 is not available. The range of high and low bids for shares of Refocus common stock by quarter are as follows, based on bids that represent prices quoted by broker-dealers on the OTC Bulletin Board System (these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions):

	2004		2003		Dividends Paid
	High	Low	High	Low	2004	2003
First Quarter	$0.92	$0.40	$5.50	$3.50	$0.00	$0.00
Second Quarter	$0.90	$0.42	3.70	1.50	0.00	0.00
Third Quarter	$0.46	$0.09	2.25	1.05	0.00	0.00
Fourth Quarter	$0.35	$0.10	1.80	0.36	0.00	0.00

Ocular stock, prior to the Merger Closing Date, was not traded on a public trading market, and Ocular had no registered securities outstanding.

As of March 25, 2005, there were 24,649,105 shares of Refocus common stock outstanding with approximately 384 stockholders of record. As of March 25, 2005, there were 280, 000 shares of Series A-1 Convertible Preferred Stock outstanding held by Medcare Investment Fund III, Ltd., which are convertible into 28,000,000 shares of our common stock. Medcare Investment Fund III, Ltd. has the right to vote these shares on all matters on which our common stockholders can vote on an as-converted basis.

Dividend Policy

While there were no restrictions on the payment of dividends prior to March 2005, we have never declared or paid any cash dividends on shares of Refocus common stock and presently have no intention of paying any cash dividends in the foreseeable future.  As a result of a private placement in March 2005, we cannot declare a dividend without the consent of the directors appointed by the investor in that private placement, and any cash dividends would not only be payable to the common stockholders but to the stockholders of the convertible preferred stock, which was issued as a result of the private placement, on an as-converted basis.

Equity Compensation Plan Information

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)

Equity compensation plans approved by Security holders (1)	1,738,428	$1.11	2,464,742

Equity compensation plans not approved by Security holders	0	0	0

Total	1,738,428	$1.11	2,464,742

(1)          Consists of Ocular’s Amended and Restated 1997 Stock Option Plan, which Refocus assumed in the merger consummated on March 6, 2003.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

DECEMBER 31, 2004

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

Overview

We are a medical device company based in Dallas, Texas, engaged in the research and development of surgical treatments for human vision disorders.  Our products are the patented PresVIEW Scleral Implant (the “PSI”) and the PresVIEW Incision System, which consists of the surgical instruments used to implant the PSI in the human eye.  The PSI and the PresVIEW Incision System are utilized in our surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in the human eye.  Presbyopia, the Greek word for “old eye”, is the primary reason that a substantial portion of the population beginning in their early 40s uses bifocals, reading glasses or removes their distance glasses in order to read at a comfortable distance.  We believe that the SSP treats presbyopia by reducing the crowding of the underlying tissues surrounding the crystalline lens, which allows the muscles to once again reshape the lens to restore the eye’s ability to accommodate or focus.  In the case of ocular hypertension and primary open angle glaucoma, we believe that the SSP restores the natural base-line tension of the muscle inside the eye, which permits the eye to drain naturally and, thus, lowers the intraocular pressure.

We have an additional product in early-stage research, a single element variable focus lens (“SEVFL”), for use in commercial optical applications.  However, we do not expect to fund any additional research in the near future.  We may seek to license this technology to third parties for further development.

The decision by CIBA Vision AG (“CIBA”) to sell its surgical business unit and our subsequent reacquisition of our license from CIBA had a materially adverse impact on our financial condition (see “CIBA Agreements” below). We now have to fund all the functions that CIBA had been performing for us under their license agreement.  We also would not receive any minimum royalty payments that we believed CIBA would have made to keep their exclusive license in effect.  In addition, the potential $5.75 million investment from a second tranche of a March 2003 private placement was eliminated as a result of CIBA being released from funding their share of that investment.  Thus, our anticipated investment from outside parties was eliminated and, at the same time, our expenses were significantly increased at a time when our ability to fund these additional expenses was very limited.  Management spent a significant amount of time during 2004 trying to raise additional capital and was not able to concentrate on our business plan.  While we had discussions with several parties about participating in some form of financing, and two parties were engaged on a best efforts basis, no private placement was consummated during 2004.  In October 2004, as discussed below, certain related parties and other investors loaned us $510,000 in the form of convertible notes.  The proceeds were expected to be adequate to fund operations, although at a much reduced level, until February 2005.  At the end of January 2005, an investor loaned us $500,000 in a bridge loan while we negotiated the terms of a larger private placement by that investor.  This private placement of $7,001,000 was consummated in March 2005, as discussed below.

The October 2004 Private Placement

On October 8, 2004, we entered into a loan agreement pursuant to which we issued $500,000 aggregate principal amount of our convertible promissory notes (the “Notes”) in a private placement.  We subsequently issued an additional $10,000 in Notes in November 2004.  We also issued warrants to purchase 510,000 shares of our common stock (the “Warrants”) to these investors, each investor receiving a warrant to purchase the number of shares of our common stock equal to each dollar of Notes they purchased.  The Warrants have an exercise price of $0.22 per share and expire in five years.  The loan proceeds were used for working capital and general corporate purposes as well as to fund other actions that were necessary to secure additional financing.

The Notes bear interest at a rate of 12% per annum.  Unless the Notes are converted into our common stock in accordance with their terms (see discussion below), the principal amount and all accrued and unpaid interest due under the Notes is payable in one lump sum by April 8, 2005.

The Notes issued to investors, other than $250,000 in Notes issued to Verus International Group Ltd. (“Verus International”) and its designees, would automatically convert into our common stock if, among other things, on or prior to the maturity date of the Notes, we consummated a financing that was in the form of equity securities aggregating at least $2,000,000 in new funds, where the proceeds for the financing were to be used for general working capital purposes.  The conversion rate of the Notes was based on the equivalent price paid for our common stock by investors in the financing that triggered the automatic conversion.  We completed a financing that met the criteria for automatic conversion on March 1, 2005, resulting in a total of 1,088,795 shares of our common stock being issued (see below).

Verus International agreed to participate in the private placement as part of a settlement of an obligation to us that arose out of the March 2003 private placement, whereby a related company of theirs had agreed to make an additional investment in us if funds were not received from other parties.  A dispute later arose as to whether they were required to make this investment, which dispute was settled in October 2004.  The settlement included the provision that Verus International or their designees would purchase $250,000 in Notes.  The Notes issued to Verus International and its designees were repaid on March 17, 2005.

The March 2005 Private Placement

On January 27, 2005, we entered into a secured bridge note with Medcare Investment Fund III, Ltd. (“Medcare”) for $500,000 to provide us with working capital while we finalized negotiations for a private placement investment by Medcare.  The note was secured by our United States presbyopia patents and trademarks, was guaranteed by our subsidiaries, bore interest at 8% and was to be repaid upon the earlier of the closing of an investment by Medcare or July 26, 2005.

On February 25, 2005, we and Medcare entered into a term sheet (the “Term Sheet”) outlining the proposed investment by Medcare in us.  The Term Sheet contained both binding and non-binding terms upon which the investment by Medcare would be made.

In anticipation of the investment transaction discussed below, on March 1, 2005, our Board of Directors, pursuant to our Certificate of Incorporation, exercised its authority to issue in one or more series up to 10 million shares of our preferred stock.  On March 1, 2005, we filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon its filing.  The Certificate of Designation established a Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), consisting of 280,000 shares, a Series A-2 Convertible Preferred Stock (“Series A-2 Shares”), consisting of 280,000 shares, and a Series A-3 Convertible Preferred Stock (“Series A-3 Shares”), consisting of 200,000 shares (collectively, the “Series A Preferred Stock”).

On March 1, 2005, we and Medcare entered into a Securities Purchase Agreement (the “Purchase Agreement”) that documented the transactions contemplated in the Term Sheet.  Pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1 Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan and to repay a portion of convertible notes issued in October 2004.  The remainder of the funds will be used for general working capital purposes.

The Series A-1 Shares are convertible into shares of our common stock at an effective conversion price of $0.25 per share.  The Warrant has an exercise price of $30 per share for each of the Series A-3 Shares and expires on February 28, 2007.  The Series A-3 Shares are convertible into shares of our common stock at an effective conversion price of $0.30 per share.  The conversion price of the Series A-1 Shares and Series A-3 Shares, and the exercise price of the warrant, are subject to adjustment based on customary anti-dilution protection provisions.

Additionally, pursuant to the Purchase Agreement, in the event that we receive authorization in writing from the FDA to commence our Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to customary closing conditions including the absence of a material adverse event.  The Series A-2 Shares will be convertible into shares of our common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

The holders of the Series A Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on our common stock.

A share of Series A Preferred Stock is convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of our common stock, at an effective price of $0.25 per share of common stock for the Series A-1 Shares and the Series A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares can be converted into 28,000,000 shares of our common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can be converted into 13,333,400 shares of our common stock.  The conversion rate of a share of Series A Preferred Stock into shares of our common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if we issue common stock, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the effective price of the Series A Preferred Stock then outstanding.  Shares of Series A Preferred Stock will be automatically converted into shares of our common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of our common stock that results in gross proceeds to the Company of at least $45,000,000.

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by our common stockholders.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and our common stock will vote together as a single class.  As a result, the holders of the Series A-1 Shares control over 50% of our voting stock at March 1, 2005 and, thus, control us.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

For so long as 70,000 shares of Series A-1 Shares remain outstanding, the holders of the Series A Preferred Stock, as a single class, are entitled to elect one-half of the members of the Board of Directors (the “Series A Directors”), one of whom will be elected as the Vice-Chairman of the Board of Directors, and to designate at least one Series A Director to serve on each of the committees of the Board of Directors.  The Vice-Chairman is to receive $50,000 annually in addition to fees normally paid to directors.

In the Purchase Agreement, we represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors, including at least two-thirds of the Series A Directors, we will not:

•                  declare or pay any dividends (other than dividends payable solely in shares of our common stock and dividends payable to us or another subsidiary of ours) on or declare or make any other distribution, directly or indirectly, on account of any shares of our common stock now or hereafter outstanding;

•                  repurchase any outstanding shares of capital stock (other than repurchases of capital stock from any subsidiary of ours or any of our employees whose employment has been terminated for any reason, not to exceed $100,000 in the aggregate);

•                  approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

•                  increase the salary of any officer or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by the Series A Directors;

•                  retain, terminate or enter into any salary or employment negotiation or employment agreement with any employee or any future employee;

•                  incur indebtedness (other than trade payables) in excess of $50,000 in the aggregate, or enter into contracts or leases which require payments in excess of $50,000 in the aggregate;

•                  make or incur any single capital expenditure in excess of $50,000, or aggregate capital expenditures in excess of $100,000, per fiscal year;

•                  award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

•                  make any material change in the nature of the business or enter into any new line of business, joint venture or similar arrangement;

•                  pledge our assets or guarantee the obligations of any other individual or entity;

•                  recommend amendment of our existing restricted stock and stock option plan or approval of any new equity incentive plan; or

•                  form or acquire any subsidiary, joint venture or similar business entity.

In addition to any other vote or consent required, for so long as 70,000 shares of Series A-1 Shares remain outstanding, without the prior vote or approval of 75% of the then outstanding Series A Preferred Stock, we shall not:

•                  amend our Certificate of Incorporation and Bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Preferred Stock;

•                  reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on a parity with, the Series A Preferred Stock;

•                  authorize or issue any additional Series A Preferred Stock or any other stock having rights or preferences senior to, or on a parity with, the Series A Preferred Stock, except for authorizations for issuances solely to the holders of Series A Preferred Stock;

•                  merge or consolidate with or into any corporation if such merger or consolidation would result in our stockholders immediately prior to such merger or consolidation holding (by virtue of securities issued as consideration in such transaction or otherwise) less than a majority of the voting power of the stock of the surviving corporation immediately after such merger or consolidation;

•                  sell all or substantially all our assets in a single transaction or series of related transactions;

•                  license all or substantially all of our intellectual property in a single transaction or series of related transactions;

•                  liquidate or dissolve; or

•                  alter any rights of the Series A Directors or the holders of the Series A Preferred Stock or change the size of the Board of Directors.

As part of the Purchase Agreement, the Board of Directors also amended our Bylaws to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of our stockholders, and to require the Board of Directors to meet bi-monthly until March 1, 2006, and at least quarterly after that date.

In connection with, and as condition to, entering into the Purchase Agreement, we and Medcare entered into an Investors’ Rights Agreement.  The Investors’ Rights Agreement grants Medcare certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which such rights may be exercised and effected.  The Investors’ Rights Agreement also grants Medcare preemptive rights to purchase any or all of our securities that we propose to issue on the same terms and conditions as the proposed issuance.

CIBA Agreements

In March 2002, we entered into a license agreement with CIBA (the “CIBA Agreement”) pursuant to which CIBA obtained an exclusive license to our patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in international markets.  CIBA also had the right in the CIBA Agreement to acquire a license for our products in the United States.  We were entitled to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products under the CIBA Agreement.  Upon entering into the CIBA Agreement, CIBA paid us $2,000,000 in advance royalties and was committed to purchase equity interests in us if we obtained certain other investments from third-parties.  Simultaneously with our receipt of third-party investments in the first tranche of a March 2003 private placement, CIBA purchased 625,000 shares of our common stock and a warrant to purchase 312,500 shares of our common stock at an exercise price of $2.50 per share for an aggregate purchase price of $1,250,000.  In addition, CIBA was committed to make an additional $1,250,000 investment at the closing of the second tranche of the March 2003 private placement.

Under the CIBA Agreement, CIBA was responsible for manufacturing, marketing and distributing our products worldwide at its expense.  CIBA was also responsible for regulatory matters outside the United States and was committed to jointly manage the FDA clinical trials with us.  In accordance with the CIBA Agreement, we ceased all direct manufacturing and marketing of the PSI and related products.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI and the resultant changes to those processes, the CE Mark certification we had obtained in 2000 on the PSI is no longer applicable.  We are now seeking to regain our own CE Mark for the PSI.   Late in 2003, a CE Mark certification of the components of the PresVIEW Incision System was obtained by the suppliers of those components.

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

In January 2004, we entered into an agreement with CIBA, the License Transfer and Transition Services Agreement (the “Transfer Agreement”).  Pursuant to the Transfer Agreement, we reacquired all worldwide license rights to our patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its commitment to fund $1,250,000 at the closing of the second tranche of the March 2003 private placement and its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide us with certain transition services during 2004.  These transition services helped us with the transfer of manufacturing, distribution and marketing functions back to us from CIBA.  As consideration for the acquisition of CIBA’s license rights, the forgiveness of the $2,000,000 in prepaid royalties we received under the CIBA Agreement and the transition services to be performed by CIBA under the Transfer Agreement, we agreed to pay CIBA an aggregate of $3,000,000 in twelve quarterly installments commencing in the first calendar quarter of 2006.  We, however, were entitled to prepay and extinguish our payment obligations by paying the aggregate amount of $2,000,000 to CIBA prior to January 1, 2006.

Under the Transfer Agreement, CIBA returned the warrant to purchase 312,500 shares of our common stock that it acquired in the March 2003 private placement.  While it retained the 625,000 shares of common stock acquired at the same time, these shares are subject to certain restrictions on their transfer.  CIBA also agreed to certain restrictions on their ability to solicit proxies for a two year period.

We believe that the Transfer Agreement had a near term material adverse impact on our financial condition because, among other things, it reduced future potential revenues from minimum royalty and milestone payments, it moved our anticipated European sales launch farther into the future, and it increased our expenses substantially for functions previously performed by CIBA when our funds available to pay for these increased expenses were limited.  However, we believe the Transfer Agreement was in the long-term best interest of the shareholders.

In February 2005, we entered into an amendment to the Transfer Agreement.  Under the amended terms of the Transfer Agreement, the $3,000,000 due in quarterly installments has been replaced by a 4% royalty on all products that were formerly covered by CIBA’s license up to a maximum aggregate royalty payment to CIBA of $3,250,000.  If an aggregate of $3,250,000 is not paid to CIBA by December 31, 2009, we are required to remit the difference in the maximum amount due and the aggregate paid to CIBA in February 2010.  We can still remit an aggregate of $2,000,000 to CIBA prior to January 1, 2006 to extinguish our liability.

Dr. Schachar’s Separation and Consulting Agreement

On February 25, 2003, Dr. Ronald A. Schachar, our founder and former Chief Scientist, and we entered into a Severance, Release and Consulting Agreement (the “Consulting Agreement”).  In accordance with the Consulting Agreement, Dr. Schachar resigned as an officer, director and employee of us on March 6, 2003.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar was to assist us in conducting research and development on our products for the treatment of age-related macular degeneration (“ARMD”) for the initial two years of the Consulting Agreement and assist in the maintenance of our patent portfolio and other matters for the entire term of the Consulting Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 was paid in the first two years, including $400,000 for the twelve-month period ending March 2005.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years, with the remainder, if any, to be paid in the fifth year.

Other

In November 2002, we submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  On June 13, 2003, Health Canada informed us that it had determined that the sample size submitted in our application was insufficient for approval, and denied the application.  Based on further discussions with Health Canada in October 2003, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales.  We plan to seek approval from Health Canada in 2005 to restart our clinical trials.

In March 2003, an investigational device exemption application was submitted to the FDA to obtain approval for initiating our Phase II clinical trials for the surgical treatment of presbyopia utilizing the PSI and SSP.  In December 2003, we received approval to begin our Phase II clinical trials of the PSI and SSP for the treatment of presbyopia.  We started these clinical trials in the first quarter of 2004.  We plan to seek approval from the FDA during 2005 to start Phase III clinical trials.

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

Revenue recognition – Sales will be recognized when product has been shipped to our customer.  We do not sell our products with a right of return.

As a result of the suspension of sales of our products in 2001, while we were developing the PresVIEW Incision System, and the continued suspension of sales as a result of CIBA Agreement, pursuant to which CIBA was supposed to exclusively handle our future sales and marketing, we have encouraged customers not to perform the SSP using the PSI until the PresVIEW Incision System was available, and we and/or CIBA were ready to begin sales of the PSI again.  The packaging of the PSI provided guaranteed sterility only for a limited time, and the sterility date on the PSIs still held by our customers has expired.  An estimated liability of $50,000 was recorded for the possible replacement of these PSIs at our historical manufacturing cost.  The estimate was based on the total number of PSIs that had been sold by us less an estimate of the number already used.  Rather than replace all the expired inventory, we may instead grant special pricing on future purchases to these surgeons.  Actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, our estimates and additional charges may have to be taken.

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

As a result of our continued suspension of sales, we have been notified by two of our former foreign distributors that they were seeking refunds on unsold products remaining in their inventory.  We did not sell our products with a right of return and do not believe we have any liability to repurchase these products.

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

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $166,000 at December 31, 2004.  Since these patents involve a new technology that has not been proven, we cannot yet determine whether these costs are recoverable.  We believe that this technology can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop this technology or this technology cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues.  There were no revenues for the years ended December 31, 2004 or December 31, 2003.  The lack of sales resulted from (i) our suspension of sales in 2001 while we developed the PresVIEW Incision System and (ii) the CIBA Agreement in March 2002, pursuant to which CIBA assumed responsibility for all marketing and sales of the PSI and related surgical instruments.  As a result of the Transfer Agreement with CIBA that was effective in January 2004, we, instead of CIBA, are responsible for sales.  We cannot sell our products in the United States or Canada until our clinical trials are completed.  We cannot sell in the European Union until we obtain CE Marks on our products.  We are in the process of obtaining the CE Marks, but our lack of funds during 2004 has delayed this process.  We expect that we will have the CE Marks in place by the end of 2005.

We had previously anticipated that future revenues would be generated from royalties on product sales and from milestone payments made under the CIBA Agreement.  As a result of the Transfer Agreement, future revenues are instead expected to be generated by sales of the product by us.

Assuming CE Mark approval, we expect to start selling our products in the European Union. These sales probably will not start until late 2005 or early 2006.  Therefore, sales revenue is not expected to be significant until 2007.  We will have to depend on sales revenue from international markets for the next few years to provide needed working capital while we complete FDA clinical trials in the United States.  We do not currently have personnel with experience in international regulatory requirements or sales.  We may have to depend on distributors and consultants to perform these functions, or we will need to hire personnel with the necessary skill requirements.  In either case, it will take some time to get these operations in place.  Sales revenue will be limited until we can provide an organizational structure to support these revenues.

Cost of Sales.  There were no cost of sales for the years ended December 31, 2004 or 2003, as there were no revenues, as discussed above.  Until we determine how we are going to produce and distribute our products in international markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales.

Selling, General and Administrative Expenses.  For the year ended December 31, 2004, selling, general and administrative (“SG&A”) expenses were $931,000 compared to $1,172,000 for the year ended December 31, 2003, a decrease of $241,000.  The decrease was primarily due to decreased costs for public relations of $235,000.

The decrease in public relations expense reflects our efforts to conserve our funds to cover essential operating expenses.  We concluded that, because of limited funds available, significant public relations efforts were not yet necessary to support the eventual commercialization of our products.

Because of our lack of funding until March 2005, we had purposely kept our expenses as low as possible by reducing all but essential SG&A expenses.  However, SG&A expenses, other than public relations costs, decreased only $6,000 in 2004 as compared to 2003.  While we were able to reduce costs in many areas, higher insurance premiums and expenses related to functions formerly performed by CIBA almost entirely offset these other costs savings.

With the funding we received in March 2005, we are now planning to go forward with our business plan to complete the clinical trials in the United States, restart the clinical trials in Canada, obtain needed CE Marks in Europe and initiate other activities essential to moving our products toward commercialization.  Therefore, it is likely that our SG&A expenses will increase; however, the timing of the increase will depend on our ability to execute our business plan, including obtaining regulatory approvals.

Salary and Related Expenses.  For the year ended December 31, 2004, these expenses were $504,000 compared to $1,224,000 for the year ended December 31, 2003.  The decrease of $720,000 was principally due to (i) a severance charge of $595,000 in 2003 related to employee terminations, including Dr. Schachar’s Consulting

Agreement, as described above and (ii) bonus payments of $73,000 in 2003.  No severance charges were incurred or bonuses paid in 2004.  Salaries and related expenses were approximately $52,000 less than in the prior year.

The decrease in salaries and related expenses was primarily due to the resignation of our Chief Scientist on March 6, 2003.  The bonus payments in 2003 were primarily required to maintain key staff during the downsizing we experienced as a result of the CIBA Agreement.

Our salary and related expenses may increase in the future as we may hire additional personnel in connection with reestablishing our manufacturing, distribution, marketing and regulatory operations as a result of the Transfer Agreement.  Because of our lack of funding during 2004, we could not afford to hire additional personnel to perform the functions we had assumed from CIBA.  We cannot, at this time, determine to what extent our salary and benefits costs will increase.

Stock-based Compensation:  Stock-based compensation was $231,000 for the year ended December 31, 2004 compared to $792,000 for the year ended December 31, 2003.  The decrease was primarily due to the charge in 2003 related to options issued to officers and directors in connection with our merger with Refocus and the completion of a private placement in March 2003.  In addition, stock-based employee compensation included $178,000 in reductions in 2004 in previously recognized compensation expense due to the forfeiture of certain options prior to their vesting.

Professional Services.  Professional service fees were $725,000 for the year ended December 31, 2004 compared to $1,337,000 for the year ended December 31, 2003.  The $612,000 decrease in professional services was the result of a decrease of $10,000 in auditing fees, $444,000 in consulting fees and $172,000 in legal fees partially offset by an increase of $14,000 in other fees.

The decrease in auditing fees is primarily due to a slight decrease in fees related to work performed to review our private placement offerings and issue consents for our security registrations.  We expect that audit fees will probably not change significantly over the next year as a result of the deferral of the Sarbanes-Oxley requirement for the audit of our internal controls until fiscal year 2006.  The decrease in consulting fees is almost entirely related to investment advisors and bankers that provided services related to long-range financial planning and investor relations in the prior year.  We terminated all the contracts with these providers at the end of their original terms.  This decrease was partially offset by fees to consultants we hired to provide services formerly performed by CIBA under the CIBA Agreement.  We currently expect costs related to these consultants participating in the transition from CIBA will continue to increase over the next twelve months now that we have more adequate funding.  Legal fees decreased between the two periods primarily because of expenses incurred in 2003 related to the negotiation and drafting of the Consulting Agreement and in association with our becoming a public company.  We believe, as a result of the financing that was received in March 2005, that costs related to financings and being a public company will decrease for the portion of 2005 after the completion of that offering.

Because of our lack of funds during 2004, costs related to defending our patents, hiring consultants for regulatory matters in various countries and hiring consultants to assist in the transition and management of operations assumed from CIBA under the Transfer Agreement was kept at a minimum.  We believe that we can now hire consultants to perform these functions as we move forward with our business plan, which will cause an increase in our consulting costs; however, the amount and timing of that increase cannot be determined at this time.

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $549,000 to $907,000 for the year ended December 31, 2004 compared to $358,000 for the year ended December 31, 2003.  The increase directly relates to our starting our FDA Phase II clinical trials in the first quarter of 2004.  Costs incurred during 2003 were primarily related to seeking approval to start Phase II trials and in preparing sites to start surgeries once FDA approval was received.  The increase in clinical trial costs consisted of an increase of $434,000 in consulting fees, $43,000 in salary expense associated with clinical trials, $51,000 in equipment purchased for doctors participating in the clinical trials and $29,000 in travel expenses, partially offset by a decrease of $8,000 in other expenses.

The increase in consulting fees primarily relates to our contract with Promedica International (“Promedica”), who managed our Phase II FDA clinical trials, and to our FDA investigators who were conducting surgeries using the SSP as part of our Phase II clinical trials.  The increases in salaries and travel expenses reflect a full year of expense for our director of clinical affairs compared to approximately seven months in the prior year.  Equipment purchases increased as we bought equipment for doctors participating in our Phase II clinical trials.

We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we increase the number of investigational sites participating in our Phase II clinical trials to eight and, subject to FDA approval, begin Phase III surgeries.  We also expect to apply to restart our clinical trials in Canada for ocular hypertension and primary open angle glaucoma, which we believe could be approved during 2005.  We currently expect to request approval for three sites in Canada to conduct these trials.  In Europe, we may start investigational sites during 2005 before trying to commercialize our products in Europe by 2006, assuming CE Mark approval.

Research and Development Expense.  The expense in the current year was related to further research being done on a device for ARMD carried out by our former Chief Scientist under his Consulting Agreement.  We decided not to continue to pursue the development of that device during 2004.  The expense in 2003 was primarily related to the finalization of the development of the PresVIEW Incision System.

We may spend additional funds on the further enhancement of the SSP and PresVIEW Incision device now that we have more funds available.  The amount and timing of these expenditures will depend on the ongoing results of our clinical trials and the feedback we receive from our investigators and patients.  We do not expect to fund any further research on the SEVFL in the near future, but we may try to license that technology to other parties.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $361,000 for the year ended December 31, 2004 compared to $604,000 for the year ended December 31, 2003.  Of the $243,000 decrease, amortization of patents and trademarks decreased approximately $266,000, amortization of the non-compete agreement was $32,000 higher and depreciation decreased approximately $9,000.

The decrease in patent and trademark amortization reflects (i) a $127,000 decrease in the write-off of certain of our PSI, ARMD and SEVFL patents, (ii) the write-off of Presby and related device trademarks of $95,000 in 2003 and (iii) a decrease in the amortization of capitalized patent costs due to the write-offs taken in 2004 and 2003.  The write-off of the patents is the result of our decision not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appeared to outweigh the potential return from sales of our products.  Write-offs decreased in 2004 and should decrease in 2005 as most patents in countries or regions where we have decided to not maintain or pursue a patent have already been written-off.  We have continued to maintain or pursue patents in most major markets in the world.  The write-off of the trademarks related to the change in the Presby name to Refocus Ocular in 2003.  The amortization of the non-compete agreement began in March 2003 as a result of the capitalization of the non-compete component of the Consulting Agreement.  The increase in the amortization of the non-compete agreement is the result of a full year of amortization compared to ten months in 2003.

Other Income (Expense), Net.  Other expense of $148,000 for the year ended December 31, 2004 consisted of interest expense of $158,000 partially offset by $10,000 in interest income on our cash balances.  Interest expense consisted primarily of interest accreted on the discounted liability for the Consulting Agreement and on the discounted carrying value of the convertible debt issued in October 2004.

Other expense of $98,000 for the year ended December 31, 2003 consisted primarily of interest expense of $122,000, which was partially offset by $24,000 in interest income on our cash balances.  Interest expense consisted of $1,000 paid on a bridge loan received in February 2003 to fund operations until the completion of the merger and private placement in March 2003 and $121,000 that represented the accretion of discount on the liability for the Consulting Agreement.

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

Selling, General and Administrative Expenses.  For the year ended December 31, 2003, SG&A expenses were $1,172,000 compared to $889,000 for the year ended December 31, 2002, an increase of $283,000.  The increase was due to increased costs for public relations of $266,000, director fees of $132,000 and other public company expenses of $68,000.  In addition, insurance costs increased $158,000 as compared to the prior year.  These increases were partially offset by decreased costs for leases of $156,000, for the write off of excess property and equipment of $61,000 and for other SG&A expenses of $124,000 compared to the prior year.

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

Salary and Related Expenses.  For the year ended December 31, 2003, these expenses were $1,224,000 compared to $1,170,000 for the year ended December 31, 2002.  The increase of $54,000 was principally due to (i) a severance charge of $595,000 related to employee terminations, including Dr. Schachar’s Consulting Agreement, as described above and (ii) bonus payments of $73,000.  The increases were offset by a $614,000 decrease in salaries and related employee expenses.

The decrease in salaries and related expenses was due to the reduction in the number of employees reflecting the downsizing that took place as a result of the CIBA Agreement that was entered into in March 2002.  The bonus payments were primarily required to maintain our key staff during the downsizing.  We were able to significantly reduce staff because CIBA assumed responsibility for the manufacturing, distribution, and marketing of our PresVIEW products.  The decrease also reflected an allocation to research and development of $89,000, including $30,000 in bonuses, of compensation of certain personnel for the year ended December 31, 2003 involved full-time in research and development work.

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

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $295,000 to $358,000 for the year ended December 31, 2003 compared to $63,000 for the year ended December 31, 2002.  The increase in clinical trial costs consisted of an increase of $109,000 in consulting fees, $75,000 in salary expense associated with clinical trials, $77,000 in equipment purchased for doctors participating in the clinical trials, $20,000 in travel expenses and $14,000 in other expenses.  The increase in consulting fees primarily relates to our contract with Promedica who will be managing our Phase II FDA clinical trials and had already started preliminary work for those trials in 2003.  The increase in salaries and travel expenses reflects our hiring of a full time director of clinical affairs to oversee the trials and work with Promedica and the physicians performing the clinical surgeries.  Equipment purchases increased as we bought equipment for doctors participating in our Phase II clinical trials.  Expenses have increased in the current year because we did not incur any material clinical trial expenses in the prior year while we continued development of the PresVIEW Incision System.

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

The increase in patent and trademark amortization primarily reflects (i) the $253,000 write-off of certain of our PSI and SEVFL patents and (ii) the write-off of Presby and related device trademarks of $95,000, partially offset by a $3,000 decrease in amortization of patents.  The write-off of the patents was related to a cost-benefit analysis performed by us and our patent attorney, whereby we decided not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appeared to outweigh the potential return from sales of our products.  We have continued to maintain or pursue patents in most major markets in the world.  The write-off of the trademarks related to the change in the Presby name to Refocus Ocular.  Amortization decreased primarily as a result of the write-offs during the year.  The amortization of the non-compete agreement began in March 2003 as a result of the capitalization of the non-compete component of the Consulting Agreement.  Depreciation decreased primarily due to the write-off of surplus furniture and equipment in 2002, due to the reduction in their value in connection with the downsizing of our operations after the CIBA Agreement.

Other Income (Expense), Net.  Other expense of $98,000 for the year ended December 31, 2003 consisted primarily of interest expense of $122,000 which was partially offset by $24,000 in interest income on our cash balances.  Interest expense consisted of $1,000 paid on a bridge loan received in February 2003 to fund operations until the completion of the merger and private placement in March 2003 and $121,000 that represented the accretion of discount on the liability for the Consulting Agreement.  Other income of $20,000 for the year ended December 31, 2002 was primarily interest income earned on cash balances held by us.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior year’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

Preferred Dividends.  Preferred dividends and the accretion of discount on the preferred stock were $4,000 for the year ended December 31, 2003.  Preferred dividends and accretion of discount were $2,801,000 for the year ended December 31, 2002.  The decrease from 2002 to 2003 was due to (i) the July 2002 agreement with the Series B preferred stockholders, whereby the Series B preferred stockholders received approximately 1,199,837 additional shares of Series B preferred stock in 2002 in lieu of any future dividends on their shares, and (ii) the subsequent conversion of the Series B preferred stock to common stock in conjunction with the merger, which was consummated in March 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $200,000 at December 31, 2004.  This represents a decrease of $2,800,000 since December 31, 2003.  The decrease was primarily the result of $3,179,000 in funds used for operations, additions to patents and trademarks of $131,000 and additions to property and equipment of $2,000.  In order to fund operating expenses until we could obtain permanent financing, we borrowed $510,000 in October and November 2004 in a private placement of convertible notes that would mature in April 2005, a portion of which would be automatically converted into our common stock as a result of subsequent financing efforts.

Since the merger between Refocus and Ocular in March 2003, we have been attempting to raise adequate capital to be able to conduct our FDA trials for the treatment of presbyopia, continue our clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, apply to begin clinical trials for ocular hypertension and primary angle glaucoma in the United States, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.   Management has had to devote a significant amount of time to raising capital rather than to these matters.  Our management took certain steps in 2004 and 2003 to reduce cash expenditures while pursuing additional financing.  Even with the $510,000 raised in October and November 2004 (see above), the Company previously anticipated it would be out of funds by February 2005.  In January 2005, a bridge loan of $500,000 was made by an investor who later funded a $7,001,000 private placement of preferred stock and warrants in March 2005 (see above).  Management believes, as a result of the March 2005 private placement that it has adequate funds on hand to pursue our currently anticipated business plan for the next twelve months.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent us from achieving our current business plan over the next twelve months.

We cannot sell our products in the United States until we receive approval from the FDA, and there can be no assurance, even if we have adequate funding, that we will receive the necessary approvals.  Clinical trials required to obtain regulatory approvals are complex and expensive, and their outcomes are uncertain.  Negative or adverse results during a clinical trail could cause substantial delays in receiving approval.  Delays may also arise from additional government regulation from future legislation, administrative actions or changes in FDA policies.  Therefore, the actual timing and amounts of expenditure required to pursue FDA approval cannot be predicted with certainty, and the additional funding needed for these clinical trials may not be available when needed.

Additional funding sources will be needed by March 2006 to continue with our business plan.  Assuming we receive permission to start our Phase III trials from the FDA, and subject to customary closing conditions including the absence of a material adverse event, we have a commitment for $7,000,000 to be funded in March 2006 by Medcare.  While the Company anticipates the reintroduction of the SSP in the European Union during 2005 or early 2006, assuming appropriate CE Mark approvals, it does not expect to generate any significant amount of revenues until 2007.  These revenues will provide a source of additional funding for us.  However, the additional funding in March 2006 by Medcare and the anticipated revenues from international sales may not provide adequate funds to continue our business plan for the next few years.  Therefore, we may still require additional debt and/or equity financing to complete our business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

Our continuation as a going concern is dependent upon our ability to obtain additional financing and, ultimately, to attain successful operations.  To attain successful operations, we must satisfactorily complete our FDA and other clinical trials and convince the medical community that we have a successful commercial product for treating presbyopia, ocular hypertension and primary open angle glaucoma.  Until sufficient revenues are generated from product sales, we will need to continue to seek additional funding.  If this funding is not available or we cannot successfully commercialize our products, we may not be able to continue as a going concern.

The accompanying financial statements and management’s discussion and analysis have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OTHER

Recently Issued Accounting Pronouncements:  In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46(R), “Consolidation of Variable Interest Entities”.  Currently, entities are required to include in their consolidated financial statements subsidiaries in which the enterprise has a controlling financial interest, usually considered a majority voting interest.  But, in many instances, the consolidated financial statements do not include variable interest entities with similar relationships.  The Interpretation requires a company with a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of the activities of the entity.  This Interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for other entities for periods ending after December 15, 2004.  The adoption of this Interpretation did not have any effect on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”.  This statement revised SFAS No. 123 originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation.  Under the revised SFAS 123, public entities are also required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities are also required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for modification of the terms or conditions of an award under the revised statement is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005.  The Company has already adopted SFAS No. 123; however, the Company does not recognize forfeitures until they occur.  Therefore, the Company will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date and recognize the change, if any, as a cumulative change in accounting principle.  The adoption of this statement is not expected to have a material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements and related footnotes of Refocus Group, Inc. and Subsidiaries can be found beginning with the Index to Consolidated Financial Statements following Part III of this Annual Report on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating, processing, recording and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be disclosed by the Company in reports that it files or submits under the Exchange Act.  There have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our board of directors currently consists of six persons. The following table sets forth information about all of our directors and executive officers, including the period of time they served in these positions for Ocular prior to its acquisition by merger with Refocus in March 2003:

Name	Age	Office	Year First Elected
Terence A. Walts	57	President and Chief Executive Officer, Director	2002
Mark A. Cox	54	Vice President, Chief Financial Officer and Secretary	1997
Glen Bradley, Ph.D.	62	Director	2003
Kenneth N. Elmgren	50	Director	2004
Thomas W. Lyles, Jr.	48	Director	2005
Grady E. Schleier	52	Director	1998
Douglas C. Williamson	54	Director	2005

Directors

Terence A. Walts joined us in September 2002 as president and chief executive officer.  Additionally, he was appointed to our board of directors in March 2003.  He has worked exclusively in the medical/medical devices industry since 1988.  Form 1988 to 1998, Mr. Walts was employed by CIBA Vision and served as senior vice president of sales and marketing in the United States contact lens and lens care business and as senior vice president of new business development.  In this latter position, he served full-time as director and chief marketing officer for Autonomous Technologies, a refractive laser surgery startup, from 1995 to 1998.  In 1998 and 1999, Mr. Walts served as president and chief operating officer of Medjet Inc., a medical startup developing novel water-jet technology for surgical applications, including refractive surgery.  In 2000, he served as interim president and chief executive officer for PointDx, Inc., a radiology startup developing virtual colonoscopy and structured radiology reporting software.  In 2001 and through August 2002, he served as chief operating officer and a director for Oncose, Inc., a diagnostics startup developing blood tests for early cancer detection.

Glen Bradley, Ph.D. became one of our directors and chairman of our board of directors in March 2003.  Dr. Bradley was the chief executive officer of CIBA Vision from 1990 until just prior to his retirement in January 2003.  CIBA Vision manufactures and markets contact lenses and lens care solutions.  He is also a past chairman of the Contact Lens Institute and serves on the boards of directors of Biocure, Inc and Rosedale Medical.

Kenneth N. Elmgren became one of our directors in May 2004.  Mr. Elmgren has served as the managing principal of Beverly Capital, a Dallas, Texas based investment and advisory firm involved in general investment banking, since March 2004.  From September 2001 until 2004, Mr. Elmgren was a principal of Wydown Capital, a privately-held investment company involved in general investment banking.  From 2000 to 2001, Mr. Elmgren was a managing director of Southwest Securities, Inc., where he provided investment banking services to clients in the telecom industry.  From 1994 to 2000, Mr. Elmgren was a managing director of Bank of America Securities, Inc., where he provided investment banking services related to structured finance to clients in various industries.

Thomas W. Lyles, Jr. has served as a director since March 1, 2005.  Mr. Lyles has served as president, since 1998, and general counsel, since 1990, of Mission City Management, Inc. in San Antonio, Texas.  Mr. Lyles has also served as president of Medcare Investment Funds since 1991.  Mr. Lyles serves as an advisory director to Majesty Hedge Funds.

Grady E. Schleier has served as a director of Ocular, which became a wholly-owned subsidiary of us in March 2003, since 1998 and joined our board of directors in March 2003.  Mr. Schleier has been the chief executive officer and co-chairman of Chemlink Laboratories, LLC (“Chemlink”) since December 2002.  Chemlink is primarily engaged in the development, manufacture and distribution of effervescent tablets and granule formulations for use in cleaning, disinfecting and sterilization applications.  From 1999 until joining Chemlink, Mr. Schleier served as the senior vice president, chief financial officer and treasurer of Avatex Corporation.  Avatex Corporation filed for relief under Chapter 11 of the United States Bankruptcy Code in December 2002.

Douglas C. Williamson became one of our directors and vice-chairman of our board of directors on March 1, 2005.  Mr. Williamson, since June 2002, has served as the president and chief executive officer of The Williamson Group, which is engaged in private equity and debt investments, as well as consulting and raising funds for companies in early stage development.  Mr. Williamson has also been chairman, president and chief executive officer of Takeout Taxi Holdings, Inc., a restaurant delivery service, since June 2002.  Takeout Taxi Holdings, Inc. filed for relief under the United States Bankruptcy Code in October 2003.  From October 1989 to June 2002, Mr. Williamson was a senior vice president and managing director of the Venture Capital Group of Bank of America Capital Investors where he was responsible for reviewing, investigating and negotiating equity investments in privately held companies.  Mr. Williamson is currently also a member of the board of directors of CallWare Technologies, Inc.

Executive Officers

Information concerning the business experience of Terence A. Walts is set forth above under “Directors.”

Mark A. Cox. has served as Vice President, Secretary and Chief Financial Officer since July 1997.  Prior to joining us, Mr. Cox was director of corporate finance and assistant treasurer of FoxMeyer Health Corporation from 1992 to 1997.  From 1985 to 1991, Mr. Cox was treasurer of Enserch Exploration, Inc.  Mr. Cox is a certified public accountant in Texas.

Our officers are elected annually by our board of directors at a meeting held following each annual meeting of stockholders, or as necessary and convenient in order to fill vacancies or newly created offices.  Each officer serves at the discretion of our board of directors.  Any officer elected or appointed by our board of directors may be removed by our board of directors whenever, in its judgment, our best interests will be served, but a removal shall be without prejudice to the contractual rights, if any, of the person so removed.  See “Employment Agreements”.

Family relationships.

We are not aware of any “family relationships” (as defined in Instruction to Item 401(c) of Regulation S-B promulgated by the SEC) among directors or executive officers.

Involvement in certain legal proceedings.

Except as set forth above, we are not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the SEC) that occurred during the past five years that is material to an evaluation of the ability or integrity of any director, executive officer, promoter or control person of us.

Other

None of our directors or officers or their respective immediate family members or affiliates is indebted to us.  As of the date of the filing of this Annual Report on Form 10-KSB, there is no material proceeding to which any of our directors, officers, affiliates or stockholders is a party or has a material interest adverse to us.

Board of Directors

Our board of directors currently consists of six voting members.  All voting members of our board of directors serve in this capacity until their terms expire or until their successors have been duly elected and qualified.  Our board of directors is divided into three classes that serve staggered three-year terms, as follows:

Members	Class	Expiration of Term

Glen Bradley, Ph.D.	Class II	2005
Kenneth N. Elmgren	Class II	2005
Thomas W. Lyles, Jr.	Class II	2005
Terence A. Walts	Class III	2006
Douglas C. Williamson	Class III	2006
Grady E. Schleier	Class I	2007

Newly-elected directors and any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.  Under the Securities Purchase Agreement between us and Medcare Investment Fund III, Ltd. (“Medcare”), Medcare has the option to appoint one-half of the members of our board of directors (the “Series A Directors”).  The Series A Directors appointed on March 1, 2005 were Douglas C. Williamson and Thomas W. Lyles, Jr.  At least one Series A Director can be appointed to each committee of the board of directors.  Mr. Williamson was appointed to the audit and compensation committees.  Mr. Lyles was appointed to the compensation committee.  The Series A Directors have substantial veto rights over many actions of the board of directors and have significant influence over many management functions.  See “Change in Control” below.

Board Committees

The following three committees: the Audit and Finance Committee, the Compensation Committee and the CIBA Committee, were in effect during 2004.  The CIBA Committee has been terminated due to the successful completion of its negotiations for an amendment to the Transfer Agreement, which was executed on February 28, 2005.  These committees are constituted to assist our board of directors in carrying out its duties.  In particular, committees of the board of directors will work on key issues in greater detail than would be practical at a full meeting of the board of directors.  Each committee reviews the results of its meetings with the full board of directors.  The following table shows the membership of the current committees of the board of directors:

Name	Audit and Finance Committee	Compensation Committee
Kenneth N. Elmgren	X	X
Grady E. Schleier	Chairman	Chairman
Thomas W. Lyles, Jr.		X
Douglas C. Williamson	X	X

Audit and Finance Committee.  The Audit and Finance Committee selects our independent auditors, reviews our filings with the Securities and Exchange Commission (the “SEC”), reviews the results and scope of audit and other services provided by our independent auditors, including auditor fees, reviews and evaluates our audit and control functions and investigates other areas of concern that may be manifested in our financial reports or underlying accounting controls and systems.  The Audit and Finance Committee also assists in the review of financing opportunities.  The Audit and Finance Committee is governed by a charter.  Our board of directors has reviewed the education, experience and other qualifications of each of member of the Audit and Finance Committee.  After review, our board of directors has determined that Mr. Schleier meets the SEC’s definition of an “audit committee financial expert” and is independent under the applicable rules promulgated by the SEC.

Compensation Committee.  The Compensation Committee is responsible for all of our compensation plans, which includes determining salaries and incentive compensation for our executive officers, as well as reviewing and administering those plans.  The Compensation Committee also makes recommendations to our board of directors concerning compensation for our directors and advises our board of directors on the adoption of employee benefit and other compensation plans.

Our board of directors currently serves as our nominating committee.  Recommendations of director candidates by stockholders should be forwarded to our Secretary.  Our Bylaws require that stockholders give advance notice and furnish certain information to us in order to nominate a person for election as a director.

Director Compensation

Prior to March 2003, we did not pay our directors a fee for attending scheduled and special meetings of the board of directors.  We now pay each non-employee director a $2,500 quarterly retainer and a fee of $1,000 for each meeting of the board of directors that the director attends, up to two meetings per quarter.  We also pay an amount equal to 50% of these fees for each meeting of a committee of the board of directors, up to two meetings per quarter, if such committee meetings are not held in conjunction with a meeting of the board of directors.  Fees will be paid annually at the time of the annual meeting of stockholders.  Mr. Williamson was appointed as a Series A Director to the board of directors on March 1, 2005 as vice-chairman and will receive $50,000 annually, paid in monthly installments, in addition to his regular director fees.  We also reimburse each director for reasonable travel expenses related to that director’s attendance at board of directors and committee meetings.

In March and April of 2004, the Compensation Committee of our board of directors and the board of directors amended the director compensation policy for 2004 to provide for the following:

•                                          all cash compensation accrued through March 18, 2004, was paid on the date of the 2004 annual meeting of stockholders, based on the decision made on March 18, 2004 by each non-employee director, either fully in cash or 20% in cash and 80% in shares of our common stock at a value per share equal to the closing price as reported on March 18, 2004, or $0.52 per share;

•                                          at the close of business on the date of the 2004 annual meeting of stockholders, all cash compensation earned after March 18, 2004 and through the date of the 2004 annual meeting of stockholders was paid, at the discretion of each non-employee director, either fully in cash or 20% in cash and 80% in shares of our common stock at a value per share equal to the closing price as reported on the day of the 2004 annual meeting of stockholders, or $0.64 per share;

•                                          in addition to the options granted annually to our directors, each current non-employee director was awarded a one-time additional option to purchase 30,000 shares of our common stock at the 2004 annual meeting of stockholders. These options were granted on the same terms as the options annually granted to our directors at each annual meeting of stockholders (see discussion regarding annual option grants below); and

•                                          options granted to former members of our board of directors, Messrs. Keates, Butler and Estrin, under the director compensation plan at the 2003 annual meeting of stockholders or later were vested in part based upon their time of service.

Certain of our directors elected to take a portion of their compensation in stock based on the amended compensation policy outlined above.  A total of 160,588 shares of our common stock were issued in May 2004 to these directors in lieu of $102,776 in fees due them.

On the date of the annual meeting of stockholders and each subsequent annual meeting of stockholders, we intend to award each continuing and newly elected non-employee director options to purchase 20,000 shares of our common stock.  These options will have an exercise price equal to the fair market value of our common stock on the date of grant, will vest on the date of the next annual meeting of stockholders if the director has continued to serve until that date, and will expire five years from the date of grant.  If, however, a director resigns prior to the vesting of the options awarded, the Compensation Committee of the board of directors will examine the circumstances of the resignation and may authorize the vesting of all or a portion of the options granted.  These stock options will be subject to any adjustments, as may be necessary, to take into account any merger, consolidation, reorganization, recapitalization, stock dividend, stock split, reverse-stock split, forward-stock split, spin-off, combination of shares, exchange of shares, dividend in kind or other like change in capital structure or distribution (other than normal cash dividends) to stockholders.  The compensation committee of the board of directors may later make changes in the directors’ cash and stock option compensation arrangements.  The board of directors suspended the issuance of options to new directors as of February 28, 2005, while the compensation committee reviewed changes it may seek to the directors’ compensation plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers, and persons who beneficially own more than ten percent (10%) of our stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Directors, certain officers and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on the review of copies furnished to us and representations from directors and certain officers, we believe that all Section 16(a) filing requirements for the fiscal year ended December 31, 2004, applicable to our directors, certain officers and greater than ten percent (10%) beneficial owners were satisfied, except for the following who filed late reports on Form 3 or Form 4:

Name	Number of Late Reports	Number of transactions
Charles M. Edwards (former director)	1	1
Terence A. Walts	1	2
Mark A. Cox	1	2

Based on the representations from our directors and certain officers, we believe that no Forms 5 for directors and certain officers were required to be filed with the SEC for the period ended December 31, 2004.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to our directors, officers and employees.  A copy of this code has been filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.  A copy is also available upon written request to our Secretary.  Any waivers of the provisions of this code made with respect to any of our directors or executive officers will be filed under a Current Report on Form 8-K.  No waivers were given during 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by all executive officers who served during 2004 and who received or are entitled to receive remuneration in excess of $100,000 during that period.

Summary Compensation Table

				Annual Compensation Awards	Long-Term Compensation Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($) (1)
Terence A. Walts (2)	2004	200,000	—	510,200	—	—
President and Chief Executive	2003	199,385	—	657,635	—	—
Officer	2002	53,333	—	—	—	—

Mark A. Cox	2004	165,000	—	157,650	—	—
Vice President, Secretary and	2003	167,234	60,000	50,000	—	—
Chief Financial Officer	2002	145,200	—	—	—	—

(1)   Other compensation does not include our cost for health and welfare benefits received by the above-named officers.  The aggregate amount of perquisites and other personal benefits, security or property, did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for the named executive officer.

(2)   Mr. Walts joined us in September 2002.

Option/SAR Grants In Last Fiscal Year

(Individual Grants)

Name and Principal Position	Number of Securities Underlying Options/SAR’s Granted (#)		Percent of Total Options/ SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($ /SH) (3)	Expiration Date

Terence A. Walts	500,000	(1)	68.7%	$0.52	03/18/09
Terence A. Walts	10,000	(1)	1.4%	$0.60	10/08/09
Terence A. Walts	200	(1)	0.0%	$0.60	11/10/09
Mark A. Cox	150,000	(2)	20.6%	$0.52	03/18/09
Mark A. Cox	7,500	(1)	1.0%	$0.60	10/08/09
Mark A. Cox	150	(1)	0.0%	$0.60	11/10/09

(1)          1/3 of these shares vest on the grant date and an additional one-third of these shares vest on each of the first and second anniversary date of the option.

(2)          25% of these shares vested on March 18, 2004, and the remainder vests ratably over a 36-month period.

(3)          The exercise price for options issued is the market value on the date of grant except for options expiring 10/08/09 and 11/10/09.  The market value on the date of grant for these options was $0.21 and $0.30, respectively.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

The following table sets forth information concerning unexercised options held by the named executive officers as of December 31, 2004.  No options were exercised by the named executive officers during 2004.

	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)				Value of Unexercised In-The-Money Options/SARs at Fiscal Year End ($)
Name	Exercisable		Unexercisable		Exercisable		Unexercisable

Terence A. Walts (4)	431,201	(1)	435,511	(1)	—		—

Mark A. Cox (4)	124,875	(2)	105,100	(2)	$2,456	(3)	—

(1)          The exercisable options have an average exercise price of $1.41 per share.  Unexercisable options have an average exercise price of $0.84 per share.

(2)          The exercisable options have an average exercise price of $0.85 per share.  Unexercisable options have an average exercise price of $0.74 per share.

(3)          Value based upon $0.11 per share, the closing price per share on December 31, 2004, as reported by the OTC Bulletin Board.

(4)          All the options that were unexercisable at December 31, 2004 became exercisable on March 1, 2005 as a result of a change in control that took place on that date due to a private placement of preferred stock with Medcare.

Employment Agreements

We have employment agreements with each of our named executive officers.  The employment agreement, dated as of September 5, 2002, and amended May 29, 2003, March 18, 2004 and August 16, 2004, with Terence A. Walts, our President and Chief Executive Officer, expires on September 1, 2005, unless otherwise terminated.  This agreement provides that Mr. Walts is to receive a base salary of $200,000.  In addition to and in connection with Mr. Walts’ employment agreement, we have an agreement with Mr. Walts pursuant to which, in connection with the closing of the private placement and the merger in March 2003, we awarded him an option to purchase 256,512 shares of our common stock at an exercise price of $1.98 per share.

The amendment on March 18, 2004, provided for the grant to Mr. Walts of additional options to purchase our common stock.  These options will be granted to Mr. Walts immediately following each closing of an offering of our securities, and the number of shares acquirable pursuant to these options will be equal to two percent of the aggregate number of securities sold at each closing of an offering.  The grants of these options to Mr. Walts will continue until the offerings, collectively, result in aggregate gross proceeds to us of $6,050,000.  These options will have an exercise price equal to the greater of $0.60 per share or the price per share of our common stock sold in the offering and will expire five years from the date of grant.  Additionally, one-third of the shares acquirable pursuant to the option will vest at the date of grant and an additional one-third of the shares acquirable pursuant to the option will vest at each of the first and second anniversary of the closing date of the offering.  Options for 10,200 shares of our common stock were granted to Mr. Walts as a result of funds received in October and November 2004 related to a private placement of convertible debt.  The remainder of the gross proceeds that would trigger the issue of options under the contract were received as a result of the March 2005 private placement with Medcare.  The compensation committee of the board of directors is currently reviewing, and may revise, the terms of this option grant.

If Mr. Walts’ employment is terminated as a result of death or for cause, we will have no further obligation to provide any compensation or other consideration, including any bonus not due prior to that date, to him.  If, however, Mr. Walts’ employment is terminated during the term of the employment agreement as a result of permanent disability or otherwise without cause, we are obligated to pay Mr. Walts monthly severance payments for twelve months equal to his current annualized salary (excluding any bonus or other compensation) as of that date, divided by twelve.  Mr. Walts also is entitled to participate, subject to certain conditions, in our benefit plans to the same extent of his participation in those plans immediately prior to termination for a period of six months.  Payments to Mr. Walts upon termination for permanent disability, however, will be reduced by the amounts payable to him under any of our benefit plans, social security or otherwise.  Further, if Mr. Walts is a member of our board of directors on the date of termination, he shall be deemed to have resigned from that position automatically.

The employment agreement, dated as of April 24, 1998, and as amended December 1, 2002 and March 18, 2004, with Mark A. Cox, our Chief Financial Officer, continues in effect until April 24, 2005, and automatically renews for successive one-year terms, unless otherwise terminated.  Mr. Cox is entitled to receive a base salary of $165,000 and a bonus that is based upon target results set by our board of directors.  If Mr. Cox’s employment is terminated as a result of death or for cause or without good reason by him, we will have no further obligation to provide any compensation or other consideration, including any bonus not due prior to that date, to him.  If Mr. Cox’s employment is terminated as a result of permanent disability or without cause or for good reason by him, we are obligated to pay Mr. Cox a severance payment equal to (a) his base salary for a period of one year and (b) any bonus for that fiscal year, which will be prorated for the number of days elapsed during that year that the executive was employed.  Additionally, if Mr. Cox’s employment is terminated other than as a result of death, Mr. Cox will be entitled to participate, subject to certain conditions, in our benefit plans to the same extent of his participation in those plans immediately prior to termination, for up to one year.  Payments to Mr. Cox upon termination for permanent disability, however, will be reduced by the amounts payable to him under any of our benefit plans, social security or otherwise.

The March 18, 2004 amendment provided for the grant to Mr. Cox of additional options to purchase our common stock.  The terms of this amendment were the same as the amendment for Mr. Walts except that Mr. Cox is entitled to an option grant equal to 1.5% of the aggregate number of securities sold at each closing of an offering.  Options for 7,650 shares of our common stock were granted to Mr. Cox as a result of funds received in October and November 2004 related to a private placement of convertible debt.  The remainder of the gross proceeds that would trigger the issue of options under the contract were received as a result of the March 2005 private placement with Medcare.  The compensation committee of the board of directors is currently reviewing, and may revise, the terms of this option grant.

Under both employment agreements, the executive is entitled to participate in our 401(k) plan, group health, dental, disability and life insurance plans and other benefit plans applicable to executive officers.  Additionally, both agreements contain provisions that continue after termination or expiration of the agreement, including, among other provisions, non-competition, non-disclosure and property rights and assignment.  Compensation payable to Messrs. Walts and Cox is subject to review by our board of directors at the end of each fiscal year; provided, however, it may not be decreased without their written consent.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the voting securities of ours, including the number of shares of our common stock and voting convertible preferred stock beneficially owned on March 30, 2005, by any person or “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than five percent of the outstanding shares of our common and voting convertible preferred stock.

	Common Stock			Convertible Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Avatex Liquidating Trust	2,579,570	(2)	10.5%	—		—
6422 Riverview Lane
Dallas, Texas 75248

BTR Global Arbitrage Trading Limited	1,875,000	(3)	7.4%	—		—
P. O. Box 1234 GT
Queensgate House, Georgetown
Grand Cayman, Grand Cayman Islands

Melvyn J. Estrin	1,350,924	(4)	5.4%	—		—
7200 Wisconsin Avenue, Suite 600
Bethesda, Maryland 20814

Medcare Investment Fund III, Ltd.	41,333,400	(5)	62.6%	413,334	(5)	100.0%
8122 Datapoint Drive, Suite 1000
San Antonio, Texas 78229

Ronald A. Schachar, M.D., Ph.D.	4,474,768	(6)	18.2%	—		—
10010 Lennox Lane
Dallas, Texas 75229

(1)          The calculation is based, for common stock, upon 24,649,105 shares of common stock outstanding on March 30, 2005, and for preferred stock, upon 280,000 shares of Series A Convertible Preferred Stock outstanding on March 30, 2005.  The shares issuable under instruments to purchase our common or preferred stock that are currently exercisable within 60 days of March 30, 2005, are treated as if outstanding for computing the percentage ownership of the person holding these instruments, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(2)          Based upon a Schedule 13G filed on March 13, 2003 and other information known to us.  Includes 15,000 shares of common stock acquirable pursuant to the exercise of warrants.

(3)          Includes 1,000,000 shares of common stock registered in the name of Lehman Brothers International Europe – Salida Capital and 250,000 shares of common stock registered in the name of Roytor & Co.  Additionally, includes 500,000 shares and 125,000 shares acquirable pursuant to the exercise of warrants registered in the names of Lehman Brothers International Europe – Salida Capital and Roytor & Co., respectively.

(4)          Includes 918,297 shares of common stock held by Estrin New Ventures, LLC and 187,500 shares held by St. Elizabeth’s Hospital, Inc., entities owned and controlled by Mr. Estrin.  Includes 31,250 shares held by Lemer Grandchildren Irrevocable Intervivos Trust, of which Mr. Estrin serves as trustee.  Includes 93,750 and 15,625 shares of common stock acquirable pursuant to the exercise of warrants held by St. Elizabeth’s Hospital, Inc. and Lemer Grandchildren Irrevocable Intervivos Trust, respectively.  Further, includes 69,667 shares of common stock acquirable pursuant to the exercise of vested stock options.

(5)          Based upon a 13D filed on March 10, 2005 and other information known to us.  Medcare is the direct beneficial owner of 280,000 shares of our Series A-1 Convertible Preferred Stock.  The Series A-1 Convertible Preferred Stock is one of three tranches (Series A-1, Series A-2 and Series A-3) of Series A Preferred Stock which can be acquired by Medcare under a Securities Purchase Agreement dated March 1, 2005 (see “Change in Control” below).  Each of these tranches of the Series A Preferred Stock has the same voting rights as our common stock on an equivalent as-converted basis on matters on which our common stockholders may vote.  This Series A-1 has the equivalent voting rights of 28,000,000 shares of our common stock, and can be converted into that number of shares of our common stock at any time by Medcare.  In addition, Medcare acquired a warrant to purchase 133,334 shares of Series A-3 Convertible Preferred Stock on March 1, 2005.  The warrant is exercisable at any time prior to its expiration date of February 28, 2007.  The Series A-3 has the equivalent voting rights of 13,333,400 shares of our common stock and can be converted into that number of shares of our common stock at any time after the Series A-3 shares are acquired by exercise of the warrant.  In this table, the amount of preferred stock held by Medcare includes the shares acquirable within 60 days of March 30, 2005 by the exercise of the warrant; the amount of common shares held by Medcare is the number of shares that are acquirable within 60 days of March 30, 2005 by exercise of the warrant and the conversion of all Series A Preferred Stock held to common stock.  These amounts exclude the 280,000 shares of Series A-2 Convertible Preferred Stock that Medcare has committed to acquire under the Securities Purchase Agreement subject to certain conditions precedent, which have not all been met.  The Series A-2 shares would have the equivalent voting rights of, and would be convertible into, 28,000,000 shares of our common stock.  Therefore, the aggregate amount of shares that could be beneficially owned as a result of the acquisition and conversion of Medcare’s holdings is 69,333,400 shares of our common stock.  This would represent 73.8% of our common stock outstanding when added to the shares of our common stock outstanding at March 30, 2005.  Medcare GP Corp, Inc. is the general partner of Medcare (the “General Partner”) and may also be deemed to have beneficial ownership of the securities owned by Medcare.  The General Partner disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.  One of our directors, Thomas W. Lyles, Jr. is the president, a director and a limited partner of Medcare and is also the president of the General Partner.  Therefore, Mr. Lyles may be deemed to be a beneficial owner of the securities owned by Medcare.  Mr. Lyles disclaims beneficial ownership of such securities except to the extent to his pecuniary interest therein.  James R. Leininger, M.D. is a limited partner of Medcare and the sole shareholder of the General Partner and may be deemed to be a beneficial owner of the securities owned by Medcare.  Mr. Leininger disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.  In addition, pursuant to the Securities Purchase Agreement, Medcare has the right to elect one-half of the members of the Company’s board of directors.  Medcare appointed Mr. Lyles and Douglas C. Williamson to our board of directors on March 1, 2005.

(6)          Based upon a Schedule 13D filed on March 17, 2003, and other information known to us.  Includes 294,394 shares of common stock held in trust for the benefit of Dr. Schachar’s minor children, the trustee of which is Dr. Schachar’s wife.  Excludes 441,591 shares of common stock held by Dr. Schachar’s three other children that are over 18 years of age, all of which Dr. Schachar does not beneficially own.

Security Ownership of Management

The following table sets forth information regarding the number of shares of our voting common and preferred stock beneficially owned on March 30, 2005, by each of our directors and each of our executive officers named in the Summary Compensation Table in “Item 10.  Executive Compensation” contained herein and all of our directors and executive officers as a group.  Except as otherwise set forth below, the address of each of the persons listed below is c/o Refocus Group, Inc., 10300 North Central Expressway, Suite 104, Dallas, TX 75231.

	Common Stock			Convertible Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Glen Bradley, Ph.D.	429,200	(3)	1.7%	—		—
2505 Anthem Village Dr., Ste E-528
Henderson, Nevada 89052

Mark A. Cox	385,146	(4)	1.6%	—		—

Kenneth N. Elmgren	20,000	(5)	*	—		—
3325 Beverly Drive
Dallas, Texas 75205

Thomas W. Lyles, Jr.	41,333,400	(6)	62.6%	413,334	(6)	100.0%
8122 Datapoint Drive, Suite 1000
San Antonio, Texas 78229

Grady E. Schleier	270,563	(7)	1.1%	—		—
4416 Stanhope
Dallas, Texas 75205

Terence A. Walts	1,217,089	(8)	4.8%	—		—

Douglas C. Williamson	0	(9)	*	—		—
1291 Bradford Drive
Coppell, Texas 75019

Directors and Executive
Officers as a Group	43,655,398	(10)	64.7%	413,334	(10)	100.0%

* Less than 1%

(1)          Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home and entities owned or controlled by the named person.  Also includes shares if the named person has the right to acquire such shares within 60 days of March 30, 2005, by the exercise of any right or option.  Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)          Based upon 24,649,105 shares of common stock outstanding and 280,000 shares of Series A Convertible Preferred Stock outstanding on March 30, 2005.  The shares issuable under instruments to purchase our common or preferred stock that are currently exercisable within 60 days of March 30, 2005, are treated as if outstanding for computing the percentage ownership of the person holding these instruments, but are not treated as outstanding for purposes of computing the percentage ownership of any other person.

(3)          Includes 125,000 shares of common stock held by C. Glendon Bradley Living Trust and 104,734 shares of common stock held by the Bradley Family Trust, both of which Dr. Bradley serves as the trustee.  Also includes 62,500 shares of common stock acquirable pursuant to the exercise of warrants held by C. Glendon Bradley Living Trust and 25,000 of shares of common stock acquirable pursuant to the exercise of a warrant held by the Bradley Family Trust.  Further, includes 70,000 shares of common stock acquirable pursuant to the exercise of vested stock options  Dr. Bradley has no unvested stock options outstanding at March 30, 2005.

(4)          Includes 229,975 shares of common stock acquirable pursuant to the exercise of vested stock options and 10,000 shares of common stock acquirable pursuant to the exercise of a warrant.  Includes 1,402 shares of common stock held by Mr. Cox’s son.  Mr. Cox has no unvested stock options outstanding at March 30, 2005.  Mr. Cox, under the terms of his employment agreement, is to receive stock options to purchase the number of shares of our common stock equal to 1.5% of a portion of the equivalent number of shares of common stock issued as a result of the Medcare private placement on March 1, 2005.  The final terms of the 2005 stock options have not been determined by the compensation committee of the board of directors and are not reflected in this table.  If the stock options were issued as specified in his employment contract, 507,018 shares of common stock could be acquirable pursuant to the stock options due to be granted.  The portion that would vest within 60 days of March 30, 2005 would allow the acquisition of 169,006 shares of common stock, resulting in a percentage ownership of 2.2%.

(5)          Includes 20,000 shares of common stock acquirable pursuant to the exercise of vested stock options.  Mr. Elmgren has no unvested stock options outstanding at March 30, 2005.

(6)          The number of shares of convertible preferred stock includes 280,000 shares of Series A-1 Convertible Preferred Stock owned by Medcare at March 30, 2005 and the 133,334 shares of Series A-3 Convertible Preferred Stock acquirable within 60 days of March 30, 2005 by the exercise of a warrant held by Medcare.  Mr. Lyles is the president, a director and a limited partner in Medcare, the president of Medcare’s General Partner and a representative of Medcare on our board of directors and, therefore, may be deemed to be a beneficial owner of the securities owned by Medcare.  Mr. Lyles disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.  The common shares are based on the number of shares of common stock into which the convertible preferred stock can be converted.

(7)          Includes 3,125 shares of common stock acquirable pursuant to the exercise of a warrant and 130,000 shares of common stock acquirable pursuant to the exercise of vested stock options.  Mr. Schleier has no unvested stock options outstanding at March 30, 2005.

(8)          Includes 91,250 shares of common stock acquirable pursuant to the exercise of warrants and 866,712 shares of common stock acquirable pursuant to the exercise of vested stock options.   Mr. Walts has no unvested stock options outstanding at March 30, 2005.  Mr. Walts, under the terms of his employment agreement, is to receive stock options to purchase the number of shares of our common stock equal to 2% of a portion of the equivalent number of shares of common stock issued as a result of the Medcare private placement on March 1, 2005.  The final terms of the 2005 stock options have not been determined by the compensation committee of the board of directors and are not reflected in this table.  If the stock options were issued as specified in his employment contract, 676,024 shares of common stock could be acquirable pursuant to the stock options due to be granted.  The portion that would vest within 60 days of March 30, 2005 would allow the acquisition of 225,341 shares of common stock, resulting in a percentage ownership of 5.6%.

(9)          Mr. Williamson is one of the directors appointed by Medcare on March 1, 2005.  Mr. Williamson disclaims any beneficial ownership in the securities held by Medcare.

(10)    Common stock: Represents 7 persons and includes 1,316,687 shares acquirable pursuant to the exercise of vested stock options, 191,875 shares of common stock acquirable pursuant to the exercise of warrants and the 41,333,400 shares of common stock acquirable upon the conversion of the Series A-1 and Series A-3 Convertible Preferred Stock.  There are no unvested stock options outstanding at March 30, 2005 for any director or executive officer.  Mr. Walts and Mr. Cox, under the terms of their employment agreements, are to receive stock options to purchase the number of shares of our common stock equal to 3.5% of a portion of the equivalent number of shares of common stock issued as a result of the Medcare private placement on March 1, 2005.  The final terms of the 2005 stock options have not been determined by the compensation committee of the board of directors and are not reflected in this table.  If the stock options were issued as specified in their employment contracts, 1,183,042 shares of common stock could be acquirable pursuant to the stock options due to be granted.  The portion that would vest within 60 days of March 30, 2005 would allow the acquisition of 394,347 shares of common stock, resulting in a percentage ownership of 64.9%. Preferred stock:  Represents 7 persons and includes 133,334 shares of Series A-3 shares acquirable pursuant to the exercise of a warrant.

CHANGE IN CONTROL

On January 27, 2005, we entered into a secured bridge note with Medcare for $500,000 to provide us with working capital while we finalized negotiations for a private placement investment by Medcare.  The note was secured by our United States presbyopia patents and trademarks, was guaranteed by our subsidiaries, bore interest at 8% and was to be repaid upon the earlier of the closing of an investment by Medcare or July 26, 2005.

On February 25, 2005, we and Medcare entered into a term sheet (the “Term Sheet”) outlining the proposed investment by Medcare in us.  The Term Sheet contained both binding and non-binding terms upon which the investment by Medcare would be made.

In anticipation of the investment transaction discussed below, on March 1, 2005, our Board of Directors, pursuant to our Certificate of Incorporation, exercised its authority to issue in one or more series up to 10 million shares of our preferred stock.  On March 1, 2005, we filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon its filing.  The Certificate of Designation established a Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), consisting of 280,000 shares, a Series A-2 Convertible Preferred Stock (“Series
A-2 Shares”), consisting of 280,000 shares, and a Series A-3 Convertible Preferred Stock (“Series A-3 Shares”), consisting of 200,000 shares (collectively, the “Series A Preferred Stock”).

On March 1, 2005, we and Medcare entered into a Securities Purchase Agreement (the “Purchase Agreement”) that documented the transactions contemplated in the Term Sheet.  Pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1 Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan and to repay a portion of convertible notes issued in October and November 2004.  The remainder of the funds will be used for general working capital purposes.

The Series A-1 Shares are convertible into shares of our common stock at an effective conversion price of $0.25 per share.  The Warrant has an exercise price of $30 per share for each of the Series A-3 Shares and expires on February 28, 2007.  The Series A-3 Shares are convertible into shares of our common stock at an effective conversion price of $0.30 per share.  The conversion price of the Series A-1 Shares and Series A-3 Shares, and the exercise price of the warrant, are subject to adjustment based on customary anti-dilution protection provisions.

Additionally, pursuant to the Purchase Agreement, in the event that we receive authorization in writing from the FDA to commence our Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to customary closing conditions including the absence of a material adverse event.  The Series A-2 Shares will be convertible into shares of our common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

The holders of the Series A Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on our common stock.

A share of Series A Preferred Stock is convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of our common stock, at an effective price of $0.25 per share of common stock for the Series A-1 Shares and the Series
A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares can be converted into 28,000,000 shares of our common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can be converted into 13,333,400 shares of our common stock.  The conversion rate of a share of Series A Preferred Stock into shares of our common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if we issue common stock, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the effective price of the Series A Preferred Stock then outstanding.  Shares of Series A Preferred Stock will be automatically converted into shares of our common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of our common stock that results in gross proceeds to the Company of at least $45,000,000.

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by our common stockholders.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Preferred

Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and our common stock will vote together as a single class.  As a result, the holders of the Series A-1 Shares control over 50% of our voting stock at March 1, 2005 and, thus, control us.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

For so long as 70,000 shares of Series A-1 Shares remain outstanding, the holders of the Series A Preferred Stock, as a single class, are entitled to elect one-half of the members of the Board of Directors (the “Series A Directors”), one of whom will be elected as the Vice-Chairman of the Board of Directors, and to designate at least one Series A Director to serve on each of the committees of the Board of Directors.  The Vice-Chairman is to receive $50,000 annually in addition to fees normally paid to directors.

In the Purchase Agreement, we represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors, including at least two-thirds of the Series A Directors, we will not:

•                  declare or pay any dividends (other than dividends payable solely in shares of our common stock and dividends payable to us or another subsidiary of ours) on or declare or make any other distribution, directly or indirectly, on account of any shares of our common stock now or hereafter outstanding;

•                  repurchase any outstanding shares of capital stock (other than repurchases of capital stock from any subsidiary of ours or any of our employees whose employment has been terminated for any reason, not to exceed $100,000 in the aggregate);

•                  approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

•                  increase the salary of any officer or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by the Series A Directors;

•                  retain, terminate or enter into any salary or employment negotiation or employment agreement with any employee or any future employee;

•                  incur indebtedness (other than trade payables) in excess of $50,000 in the aggregate, or enter into contracts or leases which require payments in excess of $50,000 in the aggregate;

•                  make or incur any single capital expenditure in excess of $50,000, or aggregate capital expenditures in excess of $100,000, per fiscal year;

•                  award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

•                  make any material change in the nature of the business or enter into any new line of business, joint venture or similar arrangement;

•                  pledge our assets or guarantee the obligations of any other individual or entity;

•                  recommend amendment of our existing restricted stock and stock option plan or approval of any new equity incentive plan; or

•                  form or acquire any subsidiary, joint venture or similar business entity.

In addition to any other vote or consent required, for so long as 70,000 shares of Series A-1 Shares remain outstanding, without the prior vote or approval of 75% of the then outstanding Series A Preferred Stock, we shall not:

•                  amend our Certificate of Incorporation and Bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Preferred Stock;

•                  reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on a parity with, the Series A Preferred Stock;

•                  authorize or issue any additional Series A Preferred Stock or any other stock having rights or preferences senior to, or on a parity with, the Series A Preferred Stock, except for authorizations for issuances solely to the holders of Series A Preferred Stock;

•                  merge or consolidate with or into any corporation if such merger or consolidation would result in our stockholders immediately prior to such merger or consolidation holding (by virtue of securities issued as consideration in such transaction or otherwise) less than a majority of the voting power of the stock of the surviving corporation immediately after such merger or consolidation;

•                  sell all or substantially all our assets in a single transaction or series of related transactions;

•                  license all or substantially all of our intellectual property in a single transaction or series of related transactions;

•                  liquidate or dissolve; or

•                  alter any rights of the Series A Directors or the holders of the Series A Preferred Stock or change the size of the Board of Directors.

As part of the Purchase Agreement, the Board of Directors also amended our Bylaws to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of our stockholders, and to require the Board of Directors to meet bi-monthly until March 1, 2006, and at least quarterly after that date.

In connection with, and as condition to, entering into the Purchase Agreement, we and Medcare entered into an Investors’ Rights Agreement.  The Investors’ Rights Agreement grants Medcare certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which such rights may be exercised and effected.  The Investors’ Rights Agreement also grants Medcare preemptive rights to purchase any or all of our securities that we propose to issue on the same terms and conditions as the proposed issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Medcare

See discussion under “Change in Control” above.

Convertible Debt

On October 8, 2004, as part of a private placement of convertible debt, Mr. Walts, our chief executive officer and relatives of his, Mr. Cox, the chief financial officer, Mr. Bradley, one of our current directors, Mr. David Williams, one of our former directors and our controller purchased $135,000 of the $510,000 of notes issued in 2004.  These investors also received warrants to purchaser 135,000 shares of our common stock at $0.22 per share that expire in five years.  The notes were automatically converted into 565,560 shares of common stock on March 1, 2005 as a result of the private placement that occurred on that date.

CIBA Transactions

In March 2002, CIBA and we entered into the CIBA Agreement, pursuant to which CIBA obtained an exclusive license to our patents related to the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in international markets.  CIBA also had the right in the CIBA Agreement to acquire a license for our patents in the United States.  We were entitled to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products under the CIBA Agreement.  Upon entering into the CIBA Agreement, CIBA paid us a $2.0 million advance royalty and was committed to purchase equity interests in us if we obtained certain other investments from third-parties.  Simultaneously with our receipt of third-party investments in March 2003, CIBA purchased 625,000 shares of our common stock and a warrant to purchase 312,500 shares of our common stock at an exercise price of $2.50 per share for an aggregate purchase price of $1.25 million.

The CIBA Agreement was terminated in January 2004 pursuant to the License Transfer and Transition Services Agreement that we entered into with CIBA.  Pursuant to the Transfer Agreement, we reacquired all worldwide license rights to our patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligations associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide us with certain transition services during 2004.  These transition services helped us transfer the manufacturing, distribution and marketing functions back to us from CIBA.

In exchange for the acquisition of CIBA’s license rights, the forgiveness of the $2 million prepaid royalty we received under the CIBA Agreement and the transition services to be performed by CIBA under the Transfer Agreement, we agreed to pay CIBA an aggregate of $3 million in twelve quarterly installments commencing in the first calendar quarter of 2006.  We, however, were entitled to prepay and extinguish our payment obligations by paying an aggregate amount of $2 million to CIBA prior to January 1, 2006.  Under the Transfer Agreement, CIBA returned the warrant to purchase 312,500 shares of our common stock that it acquired in March 2003, while it retained the 625,000 shares of common stock that it acquired at the same time.  The shares of common stock, however, are subject to certain restrictions on their transfer.  CIBA also agreed to certain restrictions on their ability to solicit proxies for a period of two years.

In February 2005, we entered into an amendment to the Transfer Agreement.  Under the amended terms of the Transfer Agreement, the $3 million due in quarterly installments has been replaced by a 4% royalty on all products that were formerly covered by CIBA’s license up to a maximum aggregate royalty payment to CIBA of $3.25 million.  If an aggregate of $3.25 million has not paid to CIBA by December 31, 2009, we are required to remit the difference in the maximum amount due and the aggregate paid to CIBA in February 2010.  We can still remit an aggregate of $2 million to CIBA prior to January 1, 2006 to extinguish our liability.

Terence A. Walts, a director and our president and chief executive officer, is a former CIBA Vision employee.  Further, Glen Bradley, Ph.D., a director, was the chief executive officer of CIBA Vision until just prior to his retirement in January 2003.

Avatex Liquidating Trust

Prior to January 2003, we subleased approximately 4,100 square feet from Avatex Corporation (“Avatex”), a substantial holder of our common stock.  Avatex leased the office space for its own headquarters in the same building.  Avatex did not make a profit on the lease and charged us only the market-based lease cost billed from the building’s property manager.  Due to the downsizing of our operations during 2002 as a result of the CIBA Agreement, we needed less office space.  We negotiated a settlement of the amount due for the remainder of the term of the lease, which would have expired in December 2003.  In July 2003, substantially all of the assets of Avatex were transferred to the Avatex Liquidating Trust.

Abbey J. Butler and Melvyn J. Estrin, both former members of our board of directors, each served as co-chairman of the board of Avatex from March 1991 until December 2002 and co-chief executive officer of Avatex from October 1991 until December 2002.  Grady E. Schleier, a member of our board of directors, served as the senior vice president of Avatex from 1999 until December 2002 and as vice president and treasurer of Avatex from 1995 until 1999.

Ronald A. Schachar, M.D., Ph.D

Dr. Schachar is a substantial holder of our common stock and the founder and former chairman, chief executive officer and chief scientist of Ocular.  On February 25, 2003, Dr. Schachar and we entered into a Severance, Release and Consulting Agreement.  In accordance with this agreement, Dr. Schachar resigned as an employee, officer and director of Ocular on March 6, 2003.  We agreed to retain Dr. Schachar as a consultant for a period of up to five years, and he agreed not to compete with us during that time.  Dr. Schachar will assist us in conducting research and development on our products for the treatment of age-related macular degeneration for the initial two years of this agreement and will assist us in the maintenance of our patent portfolio and other matters for the entire term of the agreement.  Dr. Schachar was paid $950,000 between March 2003 and March 2005 of an aggregate of $1.75 million due over the consulting period.  The timing of the remaining $800,000 due in years three through five is partially dependent on our profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years, with the remainder, if any, to be paid in the fifth year.

As security for the payment of his consulting fees, we granted Dr. Schachar a non-exclusive security interest in certain of our patent rights relating to the SEVFL and macular degeneration device.  Dr. Schachar also received from us an assignment of our patents for the macular degeneration device outside the United States.

Prior to September 2003, we leased a 4,000 square foot building in Denison, Texas from Dr. Schachar.  We constructed our clean room facility in the leased building and made total leasehold improvements of approximately $35,000.  We leased the facility on a month-to-month basis for $4,000 per month, the approximate fair market rent.  This lease was terminated August 31, 2003.

Bridge Loan

On February 26, 2003, Mr. Walts, our president and chief executive officer and a director, Mr. Schleier,  C.B. Equities Retirement Trust, an entity for which Mr. Butler, a former director, serves as trustee and St. Elizabeth’s Hospital, Inc., an entity controlled by Mr. Estrin, a former director, made a loan to us of $187,500 aggregate principal amount.  The loan was evidenced by promissory notes that were unsecured and bore interest at a rate of 12% per annum.  Upon consummation of a private placement on March 6, 2003, $162,500 aggregate principal amount of these promissory notes were used to purchase units in the private placement at $2.00 per unit.  Each unit consisted of one share of our common stock and a warrant to purchase one-half of a share of our common stock at $2.50 per share.

Other Matters

In connection with the conversion of Ocular’s Series B convertible preferred stock into Ocular common stock prior to the merger in March 2003, we agreed to appoint and nominate Messrs. Butler and Estrin, former directors of ours, and Mr. Schleier, a current director, to our board of directors.

ITEM 13.  EXHIBITS

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

3.1.2

Certificate of Amendment of Certificate of Incorporation of Registrant, effective as of October 12, 2004. (Filed as Exhibit 3.1.2 to the registrant’s Current Report on Form 8-K filed October 14, 2004 and incorporated herein by reference.)

3.1.3	Certificate of Designation, Rights and Preferences establishing the Series A-1 Convertible Preferred Stock, the Series A-2 Convertible Preferred Stock and the Series A-3 Convertible Preferred Stock. *

3.2	Bylaws of the Registrant. (Filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

3.2.1	First Amendment to Bylaws of the Registrant. (Filed as Exhibit 3.2.1 to the registrant’s Form SB-2 filed September 2, 2003 and incorporated herein by reference.)

3.2.2	Second Amendment to Bylaws of the Registrant filed March 1, 2005. *

4.1	Form of common stock certificate. (Filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

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

4.8

Form of Warrant to Purchase Common Stock at a floating exercise price issued to certain investors, expiring October 8, 2009. (Filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed October 14, 2004 and incorporated herein by reference.)

4.9	Form of Series A-1 Convertible Preferred Stock.*

4.10	Form of Warrant to Purchase Series A-3 Preferred Stock, at an exercise price of $30 per share, issued to a certain investor, expiring February 28, 2007. *

10.1	Amended and Restated Presby Corp 1997 Stock Option Plan. (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

10.2	Presby Corp Employees Savings Plan. (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 12, 2003 and incorporated herein by reference.)

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

10.6.1

Second Amendment to Employment Agreement, dated as of March 18, 2004, by and between the registrant and Mark A. Cox. (Filed as Exhibit 10.6.1 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004 and incorporated herein by reference.)

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

10.8.2

Second Amendment to Employment Agreement, dated as of March 18, 2004, by and between the registrant and Terence A. Walts. (Filed as Exhibit 10.8.2 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004 and incorporated herein by reference.)

10.8.3

Third Amendment to Employment Agreement, dated as of August 16, 2004, by and between the registrant and Terence A. Walts. (Filed as Exhibit 10.8.3 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2004 and incorporated herein by reference.)

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

10.20.1

Letter Agreement, dated as of August 28, 2003, between the Registrant and Verus Support Services Inc. relating to the deferral of Verus’s contingent subscription. (Filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 and incorporated herein by reference.)

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

10.22

Agreement between the registrant and Promedica International. (Filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003 and incorporated herein by reference.)

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

10.24.1	First Amendment to License Transfer and Transition Services Agreement, dated as of February 28, 2005, by and among the registrant, Refocus Ocular, Inc., CIBA Vision AG and CIBA Vision Corporation. *

10.25

Termination and Settlement Agreement, effective October 8, 2004, by and among the registrant, Refocus Ocular, Inc., Verus Support Services Inc. and Verus International Group Ltd. (Filed as Exhibit 10.25 to the registrant’s Current Report on Form 8-K filed October 14, 2004 and incorporated herein be reference.)

10.26.1

Loan Agreement, dated October 8, 2004, by and among the registrant and the lenders party thereto. (Filed as Exhibit 10.26.1 to the registrant’s Current Report on Form 8-K filed October 14, 2004 and incorporated herein be reference.)

10.26.2

Form of Convertible Promissory Note issued to lenders other than Verus International Group Ltd and its designees. (Filed as Exhibit 10.26.2 to the registrant’s Current Report on Form 8-K filed October 14, 2004 and incorporated herein be reference.)

10.26.3

Form of Convertible Promissory Note issued to Verus International Group Ltd and its designees. (Filed as Exhibit 10.26.3 to the registrant’s Current Report on Form 8-K filed October 14, 2004 and incorporated herein be reference.)

10.27	Securities Purchase Agreement, dated March 1, 2005, by and between the registrant and Medcare Investment Fund III. Ltd. *

10.28	Investor Rights Agreement, dated as of March 1, 2005, by and between the registrant and Medcare Investment Fund III, Ltd. *

10.29.1	Secured Bridge Note, dated January 27, 2005, by and between the registrant and Medcare Investment Fund III, Ltd.*

10.29.2	Security Agreement for Secured Bridge Note, dated January 27, 2005, by and between the registrant, Refocus Ocular, Inc. and Medcare Investment Fund III, Ltd. *

10.29.3	Guaranty Agreement for Secured Bridge Note, dated January 27, 2005, by and between Refocus Ocular, Inc., PC Lens Corp, Refocus Ocular Europe – SPRL and Medcare Investment Fund III, Ltd. *

14.1	Refocus Group, Inc. Code of Conduct and Ethics. (Filed as Exhibit 14.1 to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act. *

32.1	Certification Required by 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).*

* Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Fees billed by Deloitte & Touche LLP for the audits of our 2003 and 2004 annual financial statements, and the reviews of quarterly financial statements included in our Forms 10-QSB for such years, totaled $66,100 and $67,000, respectively.

Audit-Related Fees

Fees billed by Deloitte & Touche LLP in 2003 and 2004 related to the review and consents required for registration statements filed with the Securities and Exchange Commission, and for the review of private placement documents, using our audited and unaudited financial statements totaled $89,000 and $27,100, respectively.

Tax Fees

No fees were billed by Deloitte & Touche LLP for tax compliance, tax advice and tax planning for 2003 or 2004.  Deloitte & Touche Fiduciarie of Diegem, Belgium was paid 9,258 and 6,642 euros during 2003 and 2004, respectively, for tax services for our Belgium subsidiary.

All Other Fees

Deloitte & Touche LLP did not bill us for any other services during 2003 or 2004.

Auditor Independence

In determining the independence of Deloitte & Touche LLP, the Audit and Finance Committee considered whether the provision of non-audit services, if any, is compatible with maintaining Deloitte & Touche LLP’s independence.

Audit and Finance Committee’s Policy Regarding Pre-approval of Non-Audit Services

Pursuant to a policy adopted in 2003, the Audit and Finance Committee pre-approves the nature and estimated amount of non-audit services to be provided to us by our auditors, taking into consideration the impact that the rendition of such services could have on auditor independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
April 6, 2005		Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

/s/ Terence A. Walts
Terence A. Walts	Director, Chief Executive Officer and President (Principal Executive Officer)	April 6, 2005

/s/ Mark A. Cox
Mark A. Cox	Vice President, Secretary and Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2005

Additional Directors:

/s/ C. Glenn Bradley
C. Glenn Bradley, Ph.D.	Director	April 6, 2005

/s/ Kenneth N. Elmgren
Kenneth N. Elmgren	Director	April 6, 2005

/s/ Thomas W. Lyles, Jr.
Thomas W. Lyles, Jr.	Director	April 6, 2005

/s/ Grady E. Schleier
Grady E. Schleier	Director	April 6, 2005

/s/ Douglas C. Williamson
Douglas C. Williamson	Director	April 6, 2005

REFOCUS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Refocus Group, Inc.

We have audited the accompanying consolidated balance sheets of Refocus Group, Inc. (“Refocus”) and subsidiaries (collectively, the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2004 consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Notes 1 and 3 to the consolidated financial statements, the Company has no revenues and will need to obtain additional financings to conclude clinical trials for its products and begin generating revenues.  The uncertainty of obtaining sufficient financings raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, on March 6, 2003, a wholly-owned subsidiary of Refocus was merged with and into Refocus Ocular, Inc. (“Ocular”), with Ocular surviving as a wholly-owned subsidiary of Refocus.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 6, 2005

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
REVENUES	$—	$—	$—

COST OF SALES	—	—	—

GROSS PROFIT	—	—	—

OPERATING EXPENSES:
Selling, general and administrative	931,131	1,172,124	889,147
Salary and related expenses	503,773	1,224,248	1,170,438
Stock-based employee compensation	230,963	791,697	7,650
Inventory adjustment costs	—	—	128,059
Professional services	724,539	1,337,445	534,432
Clinical trials	906,931	357,739	63,275
Research and development	33,890	108,918	166,949
Depreciation and amortization	361,291	604,028	123,403

LOSS FROM OPERATIONS	(3,692,518)	(5,596,199)	(3,083,353)

OTHER INCOME (EXPENSE):
Interest income	10,156	23,805	20,577
Interest expense	(158,412)	(121,947)	—
Other income (expense)	—	15	(325)
Total	(148,256)	(98,127)	20,252
NET LOSS	(3,840,774)	(5,694,326)	(3,063,101)

Accretion of discount on preferred stock	—	(4,306)	(23,482)
Accrued dividends on preferred stock	—	—	(2,777,062)

NET LOSS APPLICABLE TO COMMON SHARES	$(3,840,774)	$(5,698,632)	$(5,863,645)

NET LOSS PER SHARE APPLICABLE TO COMMON SHARES - BASIC AND DILUTED	$(0.16)	$(0.34)	$(0.91)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,476,307	16,862,075	6,450,878

See notes to the consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS

Current Assets
Cash and cash equivalents	$199,627	$2,999,784
Accounts receivable	—	10,000
Inventory	8,886	—
Prepaid expenses	141,149	230,464
Total current assets	349,662	3,240,248
Property and Equipment - net	6,873	12,252
Patent Costs and Trademarks - net	929,398	957,227
Non-Compete Agreement - net	423,114	618,397
Other Long-Term Assets	71,947	138,412
Total Assets	$1,780,994	$4,966,536

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$553,909	$419,968
Accrued expenses	203,099	277,312
Current portion of separation and consulting agreement	266,695	407,384
Current portion of CIBA obligation	—	375,000
Current portion of convertible debt	231,346	—
Customer deposits	23,000	23,000
Total current liabilities	1,278,049	1,502,664
Long-Term Liabilities
Separation and consulting agreement	509,035	688,421
Convertible debt	247,071	—
CIBA obligation	2,000,000	1,625,000
Total long-term liabilities	2,756,106	2,313,421
Commitments and Contingencies (Note 11)	—	—
Shareholders’ Equity (Deficiency)
Preferred stock: 10,000,000 shares of $.0001 par value authorized, no shares issued and outstanding	—	—
Warrants for the purchase of Refocus Group, Inc. common stock	1,961,050	2,047,350
Common stock: 120,000,000 shares of $.0001 par value authorized, 23,542,770 and 23,368,887 shares issued and outstanding in 2004 and 2003, respectively	2,354	2,337
Paid-in capital	22,183,501	21,660,056
Accumulated deficit	(26,400,066)	(22,559,292)
Total shareholders’ equity (deficiency)	(2,253,161)	1,150,451
Total Liabilities and Shareholders’ Equity (Deficiency)	$1,780,994	$4,966,536

See notes to the consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

FOR THE THREE YEARS ENDED  DECEMBER 31, 2004

	Shares	Amount
Series C Preferred Stock of Refocus Ocular, Inc.:
Balance at December 31, 2001 and 2002	21,614	$1,049,104
Conversion of Series C preferred stock to common in 2003	(21,614)	(1,049,104)
Balance at December 31, 2003 and 2004	—	$—

Series C Preferred Stock Warrants of Refocus Ocular, Inc.:
Balance at December 31, 2001		$4,566
Expiration of Series C preferred stock warrants in 2002		(4,566)
Balance at December 31, 2002, 2003 and 2004		$—

Warrants for the purchase of common stock of Refocus Group, Inc.:
Balance at December 31, 2002		$—
Warrants issued in private placement, March 6, 2003		1,430,500
Warrant issued to agent		130,000
Warrant issued to consultant		130,000
Warrants issued in private placement, December 23, 2003		460,850
Warrant cancelled		(104,000)
Balance at December 31, 2003		2,047,350
Warrants issued in connection with convertible debt		72,200
Warrant issued to agent		30,000
Warrants cancelled		(188,500)
Balance at December 31, 2004		$1,961,050

PC Lens Corp Common Stock:
Balance at December 31, 2001	8,830,546	$1,286
Acquisition of common stock of PC Lens Corp in 2002	(8,830,546)	(1,286)
Balance at December 31, 2002, 2003 and 2004	—	$—

Refocus Ocular, Inc. Common Stock:
Balance at December 31, 2001 and 2002	6,450,878	$6,451
Conversion of Refocus Ocular, Inc. Series B preferred stock to common	5,277,164	5,277
Conversion of Refocus Ocular, Inc. Series C preferred stock to common	212,102	212
Exchange of Refocus Ocular, Inc. common stock for Refocus Group, Inc. common stock	(11,940,144)	(11,940)
Balance at December 31, 2003 and 2004	—	$—

Refocus Group, Inc. Common Stock:
Balance at December 31, 2002	—	$—
Common stock outstanding when Refocus Ocular, Inc. was merged into a subsidiary of Refocus Group, Inc. on March 6, 2003	4,097,107	410
Common stock issued to former stockholders of Refocus Ocular, Inc.	11,940,144	1,194
Common stock issued in private placement on March 6, 2003	2,887,500	288
Common stock issued in private placement on December 23, 2003	4,425,000	443
Stock options exercised	19,136	2
Balance at December 31, 2003	23,368,887	2,337
Stock issued in lieu of cash due to vendors	160,588	16
Stock options exercised	13,295	1
Balance at December 31, 2004	23,542,770	$2,354

See notes to the consolidated financial statements.

Amount
Paid-in Capital:
Balance at December 31, 2001	$6,171,743
Refocus Ocular, Inc. Series B preferred stock issued in lieu of service fee due to RAS Service LP	60,642
Expiration of Refocus Ocular, Inc. Series C preferred stock warrants	4,566
Acquisition of common stock of PC Lens Corp	404
Stock-based employee compensation	7,650
Balance at December 31, 2002	6,245,005
Conversion of Refocus Ocular, Inc. Series B preferred stock to common	9,113,173
Conversion of Refocus Ocular, Inc. Series C preferred stock to common	1,048,892
Exchange of Refocus Ocular, Inc. common stock for Refocus Group, Inc. common stock	10,746
Effect of Refocus Group, Inc. acquisition by Refocus Ocular, Inc. for accounting purposes	(42)
Common stock issued in private placement on March 6, 2003 (net of $1,459,259 in expenses)	2,859,953
Common stock issued in private placement on December 23, 2003 (net of $266,348 in expenses)	1,484,859
Warrant cancelled	104,000
Stock options exercised	1,773
Stock-based employee compensation	791,697
Balance at December 31, 2003	21,660,056
Stock issued in lieu of cash due to vendors	102,760
Stock options exercised	1,222
Warrants cancelled	188,500
Stock-based employee compensation	230,963
Balance at December 31, 2004	$22,183,501

Accumulated Deficit:
Balance at December 31, 2001	$(10,997,015)
Accretion of discount on Refocus Ocular, Inc. Series B preferred stock	(23,482)
Accrued dividends on Refocus Ocular, Inc. Series B preferred stock	(322,195)
Refocus Ocular, Inc. Series B preferred stock issued in lieu of accrued dividends and in lieu of payment of dividends	(2,454,867)
Net loss	(3,063,101)
Balance at December 31, 2002	(16,860,660)
Accretion of discount on Refocus Ocular, Inc. Series B preferred stock	(4,306)
Net loss	(5,694,326)
Balance at December 31, 2003	(22,559,292)
Net loss	(3,840,774)
Balance at December 31, 2004	$(26,400,066)

See notes to the consolidated financial statements.

REFOCUS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(3,840,774)	$(5,694,326)	$(3,063,101)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	361,291	604,028	123,403
Loss on disposal of equipment	—	6,091	66,951
Loss on write-down of inventory	—	—	128,059
Stock-based employee compensation cost	230,963	791,697	7,650
Stock-based vendor cost	102,776	—	—
Value of warrants expensed	30,000	260,000	—
Interest accreted on discounted liability	144,268	121,280	—
Cash provided (used) by working capital items:
Accounts receivable	10,000	17,068	123,765
Inventories	(8,886)	—	4,532
Other assets	155,780	19,088	99,020
Accounts payable, accrued expenses and other liabilities	(363,997)	406,685	(96,522)
CIBA obligation	—	—	2,000,000
Net Cash Used by Operating Activities	(3,178,579)	(3,468,389)	(606,243)

Cash Flows from Investing Activities:
Additions to property and equipment	(1,584)	(13,025)	(16,155)
Additions to patents and trademarks	(131,217)	(225,476)	(365,805)
Purchase of Refocus Group, Inc. by Refocus Ocular, Inc.	—	5,102	—
Other	—	1,277	(882)
Net Cash Used by Investing Activities	(132,801)	(232,122)	(382,842)

Cash Flows from Financing Activities:
Borrowings	510,000	250,000	—
Borrowings repaid	—	(250,000)	—
Proceeds from private placements, net of expenses	—	6,431,340	—
Exercise of common stock options	1,223	1,775	—
Offering expenses	—	—	(194,447)
Net Cash Provided (Used) by Financing Activities	511,223	6,433,115	(194,447)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,800,157)	2,732,604	(1,183,532)
Cash and Cash Equivalents, beginning of year	2,999,784	267,180	1,450,712
Cash and Cash Equivalents, end of year	$199,627	$2,999,784	$267,180

See notes to the consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus”) and the satisfaction of its liabilities and commitments in the normal course of business.  Management of Refocus believes that, as a result of $7,000,000 in funding received in March 2005 (see Note 16), Refocus has adequate resources to fund operations for the next twelve months based on its current business plan.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent it from achieving its current business plan.

Management of Refocus believes the Company will still need to find additional funding in later years to conclude its clinical trials and bring its products to market.  There can be no assurance that additional financing can be obtained on reasonable terms or at all.  Operating in an emerging medical technology market involves risks and uncertainties; the Company cannot predict with certainty the total amount of expenditures and the amount of time required to, or whether it will, achieve its goals.  The Company’s success ultimately depends on the acceptance of its products and its ability to sustain profitable operations.  See Note 3 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on Refocus.

Merger:  On March 6, 2003, Refocus and Refocus Ocular, Inc. (“Ocular”), formerly known as Presby Corp (“Presby”), entered into a merger agreement (the “Merger Agreement”, see Note 2).  On March 6, 2003 (the “Merger Closing Date”), a wholly-owned subsidiary of Refocus was merged with and into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.  In addition, on the Merger Closing Date, Refocus completed the first tranche of a private placement of shares of its common stock and warrants to purchase shares of its common stock (see Note 4).

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

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted while the Company seeks approval for the device in the United States, from the Food and Drug Administration (the “FDA”), and in other international markets.  The Company has conducted research into and may, at a later time, develop for commercial applications a single element variable focus lens (“SEVFL”).

By 1998, the Company had obtained CE Mark approval for sales of its products in the European Union and subsequently in certain other international markets.  In 2000, the Company received approval from the FDA to conduct Phase I clinical trials of the PSI for the treatment of presbyopia.  The Company decided to suspend international sales in 2001, however, in order to develop an automated surgical incision device to help simplify, standardize and automate the surgical procedure and to make the outcomes of the surgical procedure less dependent on each physician’s surgical skill.  Since that time, the Company has developed the PresVIEW Incision System, which consists of both automated and manual surgical instruments used to implant the PSI in the human eye.  The Company believes the PresVIEW Incision System will improve the consistency of the results of the SSP.

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

CIBA’s surgical business unit marketed a variety of ophthalmic products and was primarily responsible for performing the CIBA Agreement.  In August 2003, CIBA announced that it was seeking strategic alternatives for its surgical business, including the sale of that unit.  In December 2003, CIBA informed the Company of the sale and dissolution of the unit.  As a result, in January 2004, the Company entered into a License Transfer and Transition Services Agreement (the “Transfer Agreement”) with CIBA.  Under the Transfer Agreement, the Company reacquired all worldwide license rights to its patents and assumed responsibility for marketing, manufacturing, distribution and regulatory functions.  See Note 5 for a discussion of the CIBA Agreement and the Transfer Agreement.

The Company filed an investigational device exemption application with the FDA in March 2003 to obtain approval for initiating Phase II clinical trials.  In December 2003, the Company received approval to start Phase II clinical trials.  The Company started these trials during the first quarter of 2004.

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

PCL was formed primarily to develop the patented SEVFL technology.  PCL has had no revenues for the three years ended December 31, 2004.  In August 2002, a contract with a licensing agent to market the technology expired.  At that time, Ocular determined that it should no longer continue to fund the operations of PCL on a promissory note basis and that it should repurchase the outstanding common stock of PCL.  PCL had no source of funding other than Ocular.  The holders of PCL common stock agreed to sell their common stock back to Ocular at a price per share less than par value.  Ocular completed the purchase of all the outstanding common stock of PCL in August 2002 at a total cost of $882.

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

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to have sufficient funds to complete its investigational trials and bring its products to market; risks associated with the Company’s assumption from CIBA of the marketing, distribution, regulatory and manufacturing operations formerly performed by CIBA; failure to develop and commercialize existing and new products or product enhancements; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions.

Cash and Cash Equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.

Inventories:  Inventories are valued at the lower of cost (determined using an average cost method) or market.  All inventory at December 31, 2004 represents finished products.  As a result of the CIBA Agreement, CIBA was to provide PSIs and surgical instruments under their brand name and, for the most part, would not be using the Company’s inventory.  Therefore, during 2002, the Company wrote off its remaining inventory at a cost of $128,059.  As a result of the Transfer Agreement, the Company began purchasing inventory again in 2004, which for the most part, is being used in its on-going clinical trials.

Property and Equipment:  Property and equipment is stated at cost.  Depreciation is computed once an asset is placed in service using a straight-line method at rates designed to distribute the cost of the asset over its estimated useful life of from 3 to 10 years for furniture and equipment.  Amortization of leasehold improvements is included in depreciation and amortization expense and is based on the lesser of the asset’s useful life or the projected term of the lease.  The cost to maintain property and equipment is charged to expense as incurred.  During 2002, the Company wrote off a substantial portion of its fixed assets as a result of the downsizing of its staff and office space in conjunction with CIBA assuming most of the responsibility for marketing, manufacturing and regulatory matters under the CIBA Agreement.  The loss from disposal of excess fixed assets in 2002 was $66,951.  Additional write-offs of $6,091, net of proceeds, were taken in 2003 from the disposal of additional equipment.  Property and equipment consisted entirely of furniture and equipment at December 31, 2004 and 2003, respectively.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized and, once issued, are amortized over their actual or estimated life.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  The cost of maintaining patents and trademarks after they are issued is charged to expense.

As a result of the merger with Refocus, discussed in Note 2, and the subsequent change of the name of Presby to Refocus Ocular, Inc. in April 2003 as part of a rebranding of the Company’s products, the Company decided not to continue to defend or renew any of the Presby and related device trademarks.  Therefore, these trademarks had no further value to the Company, and the remaining capitalized value of these trademarks was written off as of March 31, 2003.  The charge of $94,592 was shown in “Depreciation and amortization” in the accompanying consolidated statement of operations for the year ended December 31, 2003.  The Company is currently pursuing trademark protection for its “PresVIEW” product name.

In addition, under the separation and consulting agreement with the Company’s former Chief Scientist (see Note 6), certain foreign patents related to a device for the treatment of age–related macular degeneration (“ARMD”) were assigned to him in 2003.  While the assignment was revocable under certain conditions, the value of these patents, for accounting purposes, of approximately $120,355 was considered transferred to him as part of his compensation under the separation and consulting agreement and was removed from the capitalized value of the patent portfolio.  In addition, during 2004, the Company decided not to pursue further development of this device.  Therefore, the Company wrote off the remaining book value of its ARMD patents of $25,309 during the quarter ended September 30, 2004.

Because obtaining new patents and the maintenance of issued patents is expensive, the Company continually reviews its entire patent portfolio.  The Company determined that it would continue to pursue or maintain PSI and SEVFL patent protection in most major markets in the world, but, if it believed the potential revenues or its ability to enforce its patents did not justify the costs to pursue or maintain patents in certain markets, it would abandon those patents.  The net book value of the patents written off for the years ended December 31, 2004 and 2003, were $125,956 (including the amount written off for ARMD patents discussed above) and $253,038, respectively.  These amounts were shown in “Depreciation and amortization” in the accompanying consolidated statements of operations.  There were no patents written off for the year ended December 31, 2002.

The following tables show the capitalized value of patents and trademarks as of December 31, 2004 and December 31, 2003, respectively.

	Costs	Amortization	Net
PSI and related product patents	$938,135	$175,911	$762,224
Trademarks	838	—	838
ARMD patents	—	—	—
SEVFL Patents	219,502	53,166	166,336
Balance at December 31, 2004	$1,158,475	$229,077	$929,398

PSI and related product patents	$925,718	$168,708	$757,010
Trademarks	—	—	—
ARMD patents	31,704	4,897	26,807
SEVFL Patents	222,756	49,346	173,410
Balance at December 31, 2003	$1,180,178	$222,951	$957,227

Amortization expense for trademarks and patents was $159,046, $425,092 and $79,958 (including the patents and trademarks written off), for the years ended December 31, 2004, 2003 and 2002, respectively.  The estimated aggregate amortization expense for each of the succeeding five fiscal years will be approximately $30,800 each year based on the capitalized costs of patents granted at December 31, 2004.

A portion of the costs incurred in connection with the separation and consulting agreement with the Company’s former Chief Scientist was allocated to a non-compete agreement and is being amortized over its estimated life of four years on a straight-line basis.  The $423,114 capitalized value of the non-compete agreement at December 31, 2004 was net of $358,020 of accumulated amortization.  Amortization of the non-compete agreement was $195,283 and $162,737 for the years ended December 31, 2004 and 2003, respectively.  The estimated amortization expense during each of the remaining fiscal years of the non-compete agreement are as follows: for 2005 - $195,283; for 2006 - $195,284; and for 2007 - $32,547.

Long-Lived Assets:  The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to the undiscounted expected future cash flows generated by that asset.  If the carrying value of that asset exceeds the expected future cash flows, an impairment exists and is measured by the amount the carrying value exceeds the estimated fair value of the asset.  The SEVFL patents had a carrying value of $166,336 at December 31, 2004.  Since these patents involve a new technology, it is not presently possible to accurately measure whether these costs are recoverable.  However, management believes that this technology can be developed at some future time and will continue to carry these patents at their amortized value until it is determined that they cannot be profitably developed.  Therefore, management believes no impairment of its long-term assets existed at December 31, 2004 based on their current carrying value.

Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of financial instruments approximate their recorded value due primarily to their short-term nature.

The carrying value of the convertible debt plus accrued interest was $485,403 at December 31, 2004.  The Company estimates the fair value of the debt was approximately $516,000 based on a discount rate to reflect appropriate risk.  The carrying value of the liability for the separation and consulting agreement with the Company’s former Chief Scientist was $775,730 at December 31, 2004.  That value was based on the assumption that all amounts due under the contract would be paid by March 6, 2007.  The payments are now expected to be spread over an additional year.  The Company estimates the fair value of this liability, based on the current anticipated payment schedule and a revised discount rate to reflect appropriate risk, was approximately $670,000.

The estimated fair value of financial instruments has been determined by the Company based on available market information and appropriate valuation methodologies as of December 31, 2004 and 2003, respectively.  However, considerable judgment is necessarily required in interpreting market data to develop the fair value estimates.  The estimates, therefore, may not be indicative of the amount the Company might realize in a current market exchange at those dates.  The discount rates used at December 31, 2004 do not reflect any adjustment of the risk associated with our liabilities as a result of the March 2005 private placement (see Note 16).

Revenue Recognition:  From March 2002 through January 2004, the Company had one main source of potential revenues: royalty and milestone revenues earned under the CIBA Agreement.  After the January 30, 2004, effective date of the Transfer Agreement, the potential sources of revenue for the Company are from product sales made directly by the Company or through distributors.  Revenue will be recognized when each of the following four criteria are met:

•                  There is persuasive evidence that an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The selling price is fixed or determinable; and

•                  Collectibility is reasonably assured.

No royalty or milestone revenues were ever earned under the CIBA Agreement.  In addition, the Company did not generate any revenues from product sales after entering into the Transfer Agreement.  The Company has sold its products in the past, and intends to continue to sell its products, without the right of return.  However, see Note 11 for a discussion of claims made by certain customers requesting refunds on products previously sold to them.

The Company received a $2,000,000 advance royalty from CIBA in March 2002 that had been deferred and was shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  None of the $2,000,000 advance royalty had been earned as of January 30, 2004.  The advance royalty was exchanged for another obligation under the Transfer Agreement on January 30, 2004 (see Note 5).

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the separation and consulting agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expense for research and development of the ARMD device.  The remaining balance of the prepaid consulting expense of $11,991 at September 30, 2004 was written off as a result of our determining not to continue to pursue the development of the ARMD device.

Stock-Based Compensation:  For all periods presented, the Company has used the fair value based method of accounting for stock-based employee compensation as defined in Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”.   Under this method, stock-based employee compensation expense is measured at the grant date based on the estimated fair value of the award and is expensed over the vesting period.  The Company begins recognizing such compensation cost as if all grants will entirely vest.

For options issued during the three years ended December 31, 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the year ended December 31, 2004 was approximately $0.42 per share, during the year ended December 31, 2003 was approximately $1.14 per share, and during the year ended December 31, 2002 was approximately $0.51 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2004	2003	2002
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	111.12%	60.50%	69.80%
Risk-free interest rate	2.87%	2.91%	4.88%
Expected option lives	4.6 years	6 years	10 years

The Company recognized stock-based employee compensation expense for the years ended December 31, 2004, 2003 and 2002 of $230,963, $791,697 and $7,650, respectively.  For the year ended December 31, 2004, stock-based employee compensation included $177,592 in reductions in previously recognized compensation expense due to the forfeiture of certain options prior to their vesting.  As a result of the March 2005 financing (see Note 16), there was a change in control as defined in the stock option plan, which resulted in all outstanding non-vested options becoming vested on March 1, 2005.  The charge for stock-based employee compensation as a result of all options vesting will be approximately $169,000 in the first quarter of fiscal year 2005.

Loss per share:  The net loss applicable to common shares was used in the calculation of earnings per share for both basic and diluted loss per share.  There was no adjustment to the calculation of diluted loss per share for dividends accrued on the shares of the Series B convertible preferred stock of Ocular that were outstanding until 2003, as they were anti-dilutive.

The weighted average number of shares of common stock outstanding for calculation of both basic and diluted earnings per share was also the same.  Options to purchase 1,738,428 shares of common stock and warrants to purchase 5,967,500 shares of common stock in 2004, options to purchase 1,111,051 shares of common stock and warrants to purchase 5,520,000 shares of common stock in 2003 and options to purchase 161,851 shares of common stock in 2002 were not included in the computation of diluted earnings per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Company’s preferred stock was also not included in the calculation of diluted earnings per share as it would also have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Deferred Offering Expenses:  The Company has deferred certain costs associated with common stock offerings until the offers are completed and the deferred expenses are offset against the proceeds received from the offerings.  The balance of deferred offering expenses outstanding at December 31, 2001 was written off during the year ended December 31, 2002 as a result of the cancellation of the offering.  During 2004 and 2003, the Company expensed approximately $198,938 and $192,123, respectively, related to private placement offerings that were initiated but not consummated during that year.

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

Recently Issued Accounting Pronouncements:  In December 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation 46(R), “Consolidation of Variable Interest Entities”.  Currently, entities are required to include in their consolidated financial statements subsidiaries in which the enterprise has a controlling financial interest, usually considered a majority voting interest.  But, in many instances, the consolidated financial statements do not include variable interest entities with similar relationships.  The Interpretation requires a company with a controlling financial interest in a variable interest entity to consolidate the assets, liabilities and results of the activities of the entity.  This Interpretation is effective for special-purpose entities for periods ending after December 15, 2003 and for other entities for periods ending after December 15, 2004.  The adoption of this Interpretation did not have any effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”.  This statement revised SFAS No. 123 originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation.  Under the revised SFAS 123, public entities are also required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities must now estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for modification of the terms or conditions of an award under the revised statement is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first interim period or annual reporting period that begins after December 15, 2005.  The Company has already adopted SFAS No. 123; however, the Company does not recognize forfeitures until they occur.  Therefore, the Company will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date and recognize the change, if any, as a cumulative change in accounting principle.  The adoption of this statement is not expected to have a material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

NOTE 2 – MERGER OF REFOCUS OCULAR, INC. AND REFOCUS GROUP, INC.

As a result of the March 2003 private placement discussed in Note 4, and immediately before the merger of Ocular into a wholly-owned subsidiary of Refocus, the holders of Ocular’s Series B preferred stock and Series C preferred stock converted their shares into common stock of Ocular.  At the same time, Ocular completed a 2.14-to-1 reverse split, resulting in 11,940,144 shares of Ocular common stock outstanding, including the common shares issued upon conversion of the preferred stock.  All share and per share amounts prior to the Merger Closing Date shown in this report have been adjusted to reflect the reverse split.

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

On the Merger Closing Date, a wholly-owned subsidiary of Refocus was merged into Ocular, with Ocular surviving as a wholly-owned subsidiary of Refocus.  Each share of Ocular common stock outstanding on the Merger Closing Date was converted into common stock of Refocus on a one-for-one basis.  Therefore, Refocus issued 11,940,144 shares of common stock to stockholders of Ocular, representing approximately 63% of Refocus’

outstanding common stock following the merger and the funding of the initial tranche of the March 2003 private placement.  Following the merger, all of Refocus’ business operations are conducted through Ocular.

As part of the Merger Agreement, Refocus assumed the Amended and Restated Presby Corp 1997 Stock Option Plan, and all outstanding options (after they were adjusted for the 2.14-to-1 reverse split) were converted into the same number of options of Refocus.  Ocular had stock options outstanding to acquire 719,486 shares of common stock at the Merger Closing Date.  The exercise price of the assumed options was adjusted to reflect the 2.14-to-1 reverse split prior to the merger.  See Note 9.

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

The following tables present the unaudited pro forma results of operations for the year ended December 31, 2003, assuming that the merger had occurred on January 1 of that year (in thousands, except per share amounts):

	As reported	Pro forma
Revenues	$—	$—
Loss from operations	(5,596)	(5,862)
Net loss	(5,694)	(5,960)
Net loss applicable to common shares	(5,699)	(5,960)
Net loss per share – basic and diluted	$(0.34)	$(0.32)
Average number of common shares outstanding – basic and diluted	16,862	18,473

The difference in the net loss for the Company as reported and the pro forma net loss is the result of the following:

•                  The net loss of Refocus from January 1, 2003 to the Merger Closing Date was $5,903.  Refocus had no revenues and had no provision for income taxes during this period.

•                  It was assumed that there would be no accrual of dividends or accretion of discount on the Series B preferred stock of Ocular, as the Series B preferred stock would be converted to common stock as part of the merger as actually occurred on the Merger Closing Date.

•                  There would be additional expenses for legal, audit, public relations and other expenses related to being a public company.  The Company estimated that an additional $260,000 would have been incurred from January 1, 2003 to the Merger Closing Date.

NOTE 3 – GOING CONCERN

Since the merger between Refocus and Ocular in March 2003, the Company has been attempting to raise adequate capital to be able to conduct its FDA trials for the treatment of presbyopia, continue its clinical trials in

Canada for the treatment of ocular hypertension and primary open angle glaucoma, apply to begin clinical trials for ocular hypertension and primary angle glaucoma in the United States, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.   Management has had to devote a significant amount of time to raising capital rather than to these matters.  Management of the Company took certain steps in 2004 and 2003 to reduce cash expenditures while pursuing additional financing.  Even with the $510,000 raised in October and November 2004 (see Note 7), the Company previously anticipated it would be out of funds by February 2005.  In January 2005, a bridge loan of $500,000 was made by an investor who later funded a $7,001,000 private placement of preferred stock and warrants in March 2005 (see Note 16).  Management of the Company believes, as a result of the March 2005 private placement, that it has adequate funds on hand to pursue its currently anticipated business plan for the next twelve months.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent it from achieving its current business plan over the next twelve months.

The Company cannot sell its products in the United States until it receives approval from the FDA, and there can be no assurance, even if the Company has adequate funding, that it will receive the necessary approvals.  Clinical trials required to obtain regulatory approvals are complex and expensive, and their outcomes are uncertain.  Negative or adverse results during a clinical trail could cause substantial delays in receiving approval.  Delays may also arise from additional government regulation from future legislation, administrative actions or changes in FDA policies.  Therefore, the actual timing and amounts of expenditures required to obtain FDA approval cannot be predicted with certainty, and the additional funding needed for these clinical trials may not be available when needed.

Additional funding sources will be needed by March 2006 to continue with the Company’s business plan.  Assuming the Company receives permission to start its Phase III trials from the FDA, and subject to customary closing conditions including the absence of a material adverse event, the Company has a commitment for $7,000,000 to be funded in March 2006 (see Note 16).  While the Company anticipates the reintroduction of the SSP in the European Union during 2005 or early 2006, assuming appropriate CE Mark approvals, it does not expect to generate any material amount of revenues until 2007.  These revenues will provide a source of additional funding for the Company.  However, the additional funding in March 2006 by Medcare and the anticipated revenues from international sales may not provide adequate funds to continue the Company’s business plan for the next few years.  Therefore, the Company may still require additional debt and/or equity financing to complete its business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing and, ultimately, to attain successful operations.  To attain successful operations, it must satisfactorily complete its FDA and other clinical trials and convince the medical community that the Company has a successful commercial product for treating presbyopia, ocular hypertension and primary open angle glaucoma.  Until sufficient revenues are generated from product sales, the Company will need to continue to seek additional funding.  If this funding is not available or the Company cannot successfully commercialize its products, the Company may not be able to continue as a going concern.

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

NOTE 4 – PRIVATE EQUITY TRANSACTIONS

In connection with the merger discussed in Note 2, and as a condition of that merger, Refocus completed a private placement of shares of its common stock and warrants to purchase common stock on March 6, 2003.  The private placement was to be consummated in two tranches with gross proceeds of $5,750,000 due with each tranche.  The funding of the second tranche was subject to the satisfaction of certain conditions precedent.  In addition, at least $1,000,000 was expected to be raised from a post-closing private placement that was to close within six months of the Merger Closing Date (see Note 15).

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

The warrants issued in connection with the initial tranche of the private placement were valued using the Black-Scholes option-pricing model.  The Company assumed an expected volatility rate of 59.8%, an expected life of 2 years, a 1.38% risk-free interest rate and that no dividends would be paid.  Based on these factors, the Company determined the value of the $2.00 warrants to be $0.66, and the value of the $2.50 warrants to be $0.52, for each share of common stock that could be acquired, for a total value of $1,430,500.

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

The closing of the second tranche (and the funding of investor funds in connection with the second tranche) was contingent on certain events, one of which was the investment by CIBA of $1,250,000 in the second tranche.  As a result of the Transfer Agreement executed in January 2004, CIBA was relieved of its obligation to make its second tranche investment.  Therefore, the investors in the first tranche could no longer be compelled to fund the second tranche, and the second tranche would never be funded.

The participants in the first tranche signed lock-up agreements that limited the amount of shares that could be sold each month.  All remaining lock-up provisions expired March 6, 2005.

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

The warrants issued in connection with this private placement were valued using the Black-Scholes option-pricing model.  The Company assumed an expected volatility rate of 111.3%, an expected life of 3 years, a 2.40% risk-free interest rate and that no dividends would be paid.  Based on these factors, the Company determined the value of the $2.00 warrants to be $0.18, and the value of the $2.50 warrant to be $0.16, for each share of common stock that could be acquired, for a total value of $460,850.  The warrant that had been previously issued to the agent in the March 2003 private placement that was cancelled had a value of $104,000.

The Company paid certain agent fees and legal, audit and other private placement costs from the proceeds received from the offering as follows:

Proceeds from the offering: 4,425,000 units at $.50 per unit	$2,212,500
Amount paid to agent	(185,000)
Legal and audit fees incurred	(69,220)
Expenses incurred by the agent	(7,213)
Expenses incurred by the Company	(4,915)
Cash received from the offering	$1,946,152

The Company also completed a private placement of $510,000 in convertible debt in October and November 2004 (see Note 7) and a private placement of preferred stock for $7,000,000 in March 2005 (see Note 16).

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

Under the CIBA Agreement, the Company was to receive a percentage royalty on CIBA’s worldwide sales of the PSI and related products.  CIBA had the option to make minimum royalty payments if it wished to maintain its rights to an exclusive license of the PSI, the PresVIEW Incision System and related products.  CIBA paid the Company $2,000,000 as an advance royalty, which is shown in the consolidated balance sheet at December 31, 2003 as the “CIBA obligation”.  CIBA purchased 625,000 shares of Refocus common stock and a warrant to purchase 312,500 shares of Refocus common stock in the first tranche of the March 2003 private placement (see Note 4) for $1,250,000.  CIBA had also committed to purchase, subject to the satisfaction of certain conditions precedent, an additional $1,250,000 of Refocus common stock and warrants in the second tranche of the March 2003 private placement.  CIBA had agreed to assume responsibility for the legal defense of the Company’s worldwide PresVIEW patent portfolio against patent infringement.  CIBA also assumed responsibility for the manufacturing, distribution and marketing of the Company’s products at their expense.

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

On January 30, 2004, the Company entered into the Transfer Agreement with CIBA.  Pursuant to the Transfer Agreement, the Company reacquired all worldwide license rights to the Company’s patents that were granted to CIBA under the CIBA Agreement, and CIBA was released from all future financial commitments, including its obligation to purchase $1,250,000 of common stock and warrants in a second tranche of the March 2003 private placement and its commitments associated with manufacturing, marketing, distribution and regulatory matters.  Under the Transfer Agreement, CIBA agreed to provide the Company with certain transition services during 2004.  As consideration for the acquisition of CIBA’s license rights, the forgiveness of the $2,000,000 in prepaid royalties the Company received under the CIBA Agreement and the transition services to be performed by CIBA under the Transfer Agreement, the Company agreed to pay CIBA an aggregate of $3,000,000 in twelve quarterly installments commencing in the first calendar quarter of 2006 (see the change in terms discussed below).  The Company, however, was entitled to prepay and extinguish the payment obligations by paying an aggregate amount of $2,000,000 to CIBA prior to January 1, 2006.

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

Under the Transfer Agreement, CIBA returned the warrant to purchase 312,500 shares of Refocus common stock that it acquired in the March 2003 private placement.  While it retained the 625,000 shares of common stock acquired at the same time, these shares are subject to certain restrictions on their transfer.  CIBA also agreed to certain restrictions on their ability to solicit proxies for a two-year period.

CIBA’s transition services included the continuation of manufacturing processes to result in the delivery to the Company of all existing PSI inventory.  Prior to the CIBA Agreement executed in March 2002, the Company manufactured a significant quantity of the PSI for future use.  The Company no longer has those manufacturing arrangements in place because CIBA assumed responsibility for manufacturing under the CIBA Agreement.  Due to the sufficient quantity of PSIs on hand, CIBA did not establish an injection molding manufacturing arrangement during the term of the CIBA Agreement.  CIBA did, however, inspect and repackage the Company’s PSI inventory for expected marketing by CIBA.  The Company believes that it has adequate inventory of the PSI for the Company’s expected requirements over at least the next 12 months.  As a result of the transition of those manufacturing responsibilities to CIBA, the modifications in the packaging of the PSI, and the resultant changes to those processes, the CE Mark certification the Company had formerly attained on the PSI no longer applied.  The Company is now trying to regain its CE Mark certification and expects to complete that project during 2005.

Therefore, the Company believes that the Transfer Agreement had a material adverse impact on its financial condition.  It reduced future potential revenues from minimum royalty and milestone payments, it moved the anticipated European sales launch farther into the future, and it increased the Company’s expenses substantially for functions previously performed by CIBA when the Company’s funds available to pay for these increased expenses were limited.  However, we believe the Transfer Agreement was in the long-term best interest of the shareholders.

In February 2005, the Company and CIBA entered into the First Amendment to License Transfer and Transition Services Agreement (the “Amendment”).  Under the Amendment, the Company is no longer obligated to pay to CIBA $3,000,000 on an installment basis.  Instead, under the Amendment, the Company will pay to CIBA a 4% royalty on net sales from February 2005 until the earlier of December 31, 2009 or the date that CIBA shall have collected $3,250,000 in royalties.  If the aggregate amount of royalties paid to CIBA is less than $3,250,000 by December 31, 2009, then on or before February 15, 2010, the Company will pay the difference to CIBA.  However, the Company still has the right to terminate its obligation by the payment of $2,000,000 before January 1, 2006.  Therefore, the Company will record the liability at the present value of the estimated payments to be made under the royalty agreement based on projected sales; however, until January 1, 2006, the liability cannot be less than $2,000,000.

NOTE 6 – SEPARATION AND CONSULTING AGREEMENT

On February 25, 2003, Dr. Ronald A. Schachar, the Company’s founder and former Chief Scientist, and the Company entered into a Severance, Release and Consulting Agreement (the “Consulting Agreement”).  In accordance with the Consulting Agreement, Dr. Schachar resigned as an officer, director and employee of the Company at the Merger Closing Date.  The Company agreed to retain Dr. Schachar as a consultant for the term of the consulting agreement, which is from March 6, 2003 to a period that ends when all amounts due Dr. Schachar under the Consulting Agreement have been paid (a maximum of five years).  He agreed not to compete with the Company during that time.  Dr. Schachar was to assist the Company in conducting research and development on its products for the treatment of ARMD for the initial two years of the Consulting Agreement and assist in the maintenance of its patent portfolio and other matters for the entire term of the Consulting Agreement.

Subject to certain conditions, Dr. Schachar will be paid $1,750,000 over the consulting period, of which $950,000 was paid in the first two years ($550,000 for the year beginning March 2003 and $400,000 for the year beginning March 2004).  The timing of the remaining $800,000 due in years three through five is partially dependent on the Company’s profitability in those years; however, Dr. Schachar is guaranteed to receive a minimum of $250,000, but not more than $400,000, for each of the third and fourth years with the remainder, if any, to be paid in the fifth year.  In addition, Dr. Schachar is to receive a $500 per month supplemental payment for the first 48 full months of the agreement.

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

Therefore, the total cost of the Consulting Agreement to the Company was the present value of future cash payments plus the $120,355 capitalized value of the ARMD patents assigned to Dr. Schachar, or $1,557,625.  These payments were allocated to prepaid consulting payments related to the Company’s outstanding patents, to prepaid research and development consulting for the treatment of ARMD, to a non-compete agreement and, finally, to severance costs as follows:

Amount allocated to:
Non-compete agreement	$781,134
Consulting over term of the Consulting Agreement	246,673
Research and development for the treatment of ARMD	57,557
Severance	472,261
Total cost of the Consulting Agreement	$1,557,625

The amount allocated to the non-compete agreement and prepaid consulting are being expensed over four years.  The amount allocated to research and development was to be expensed over two years; however, the Company determined in 2004 that it would not continue to pursue development of the ARMD device and wrote off the remaining balance of this prepaid asset (see Note 1).  The balance of the obligation under the Consulting Agreement at December 31, 2004 was $775,730, based on the present value of the remaining amounts due, with $266,695 classified as a current liability and $509,035 as a long-term liability.  For the years ended December 31, 2004 and 2003, there were charges totaling $401,335 and $831,650, respectively, in connection with the Consulting Agreement.

NOTE 7 – CONVERTIBLE DEBT

On October 8, 2004, the Company entered into a loan agreement pursuant to which it issued $500,000 aggregate principal amount of its convertible promissory notes (the “Notes”) in a private placement.  The Company subsequently issued an additional $10,000 in Notes in November 2004.  The Company also issued warrants to purchase 510,000 shares of the Company’s common stock at $0.22 per share (the “Warrants”) to these investors, each investor receiving a warrant to purchase the number of shares of the Company’s common stock equal to each dollar of the Notes they purchased.  The Warrants expire in five years.  The loan proceeds were used for working capital and general corporate purposes as well as to fund other actions that were necessary to secure additional financing.

Of the $510,000 in gross proceeds received by the Company, $250,000 was contributed by Verus International Group Ltd. (“Verus International”) or its designees (see Note 15).

The Notes bear interest at a rate of 12% per annum.  Unless the Notes are converted into the Company’s common stock in accordance with their terms (see discussion below), the principal amount and all accrued and unpaid interest due under the Notes is payable in one lump sum on or before April 8, 2005.

The Company estimated the value of the Warrants to be $72,200, using the Black-Scholes option-pricing model with an expected life of approximately 3 years, an expected volatility rate of 114.1%, a 2.82% risk-free interest rate and that no dividends would be paid.  The value of the Warrants was recorded as a discount on the Notes, which results in a discounted interest rate on the Notes of approximately 47% to maturity.

The Notes issued to investors, other than Verus International and its designees, would automatically convert into the Company’s common stock if, among other things, on or prior to the maturity date of the Notes, the Company consummated a financing that was in the form of equity securities of the Company aggregating at least $2,000,000 in new funds, where the proceeds of the financing were to be used for general working capital purposes.  The Company completed a financing that met the criteria for automatic conversion in March 2005 (see Note 16). The conversion rate of the Notes was based on the equivalent price paid for the Company’s common stock in the financing that triggered the automatic conversion.  A total of 1,088,795 shares of the Company’s common stock were issued in lieu of the $260,000 in Notes plus accrued interest of $12,201 on March 1, 2005.  At December 31, 2004, the amount of these Notes plus accrued interest is shown in long-term liabilities on the consolidated balance sheet.

The Notes issued to Verus International and its designees would automatically convert into the Company’s common stock if, and only if, among other things, on or prior to the maturity date of the Notes, a financing was not consummated that was in the form of equity securities of the Company aggregating at least $3,000,000, where the proceeds of the financing were to be used for general working capital purposes.  As a result of the financing that occurred on March 1, 2005, the Notes issued to Verus International and its designees will not be automatically converted.  These Notes, including accrued interest of $13,099, were repaid on March 17, 2005.  At December 31, 2004, the amount of these Notes is shown as a current liability.

The conversion price of the Notes that were automatically converted on March 1, 2005 was set at the equivalent common stock purchase price in the financing that triggered the conversion, or $0.25 per share.  The exercise price of the warrants issued with the Notes was set at $0.22 per share also as a result of the financing.

In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Officer were issued stock options equal to 3.5% of the 510,000 shares of common stock of the Company that may be acquired under the Warrants.  The stock options for 17,850 shares of common stock were issued in 2004 at an exercise price of $0.60 per share.  These same individuals are entitled, under their employment agreements, to additional options based on the 1,088,795 shares of common stock issued on the conversion of the Notes in 2005.  The final terms of these 2005 options are still to be determined by the Compensation Committee of the Board of Directors.

NOTE 8 – PREFERRED STOCK, COMMON STOCK AND WARRANTS

Ocular had designated 4,500,000 shares of $.001 par value preferred stock as Series B and 65,000 shares of $.001 par value preferred stock as Series C.

Between April 1998 and April 2000, Ocular had issued 2,443,815 shares of Series B preferred stock.  Each share was convertible into 2.52 shares of common stock of Ocular at the option of the holder or automatically based on the closing of a public offering.  Each share earned dividends at an annual rate of 12% of their stated value.  Dividends were accrued but were deferred until October 31, 2002.  In the event of liquidation, the Series B preferred stockholders were entitled to $2.046 (the “stated value”) per share plus unpaid dividends prior to any distribution to the Series C preferred or common stockholders.  The Series B preferred stock was redeemable at the option of the holders after May 1, 2005.

Effective July 15, 2002, Ocular reached an agreement with the Series B preferred stockholders whereby Ocular issued 2,012,344 shares of Series B preferred stock in lieu of accrued dividends and in lieu of any future dividends on the Series B preferred stock.  The shares were valued at stated value and the value of the shares issued over the amount of dividends accrued of $2,454,867 was accounted for as additional dividends on the Series B preferred stock.  No future dividends were accrued after that date.  The agreement changed the automatic conversion feature by adding a provision that if Ocular completed a sale of common stock where the aggregate gross proceeds were at least $5,000,000, the Series B stock would automatically be converted.  This provision was triggered as of the Merger Closing Date.

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

On the Merger Closing Date, there was a 2.14-to-1 reverse split of Ocular’s common stock prior to the merger.  At the Merger Closing Date, there were 4,481,396 shares of Series B preferred stock and 21,614 shares of Series C preferred stock outstanding.  The Series B preferred stock was converted into 5,277,164 shares of Ocular common stock (after the 2.14-to-1 reverse split).  The Series C preferred stock was converted into 212,102 shares of Ocular common stock (after the 2.14-to-1 reverse split).  Therefore, with the 6,450,878 shares of Ocular common stock outstanding prior to the conversion of the preferred stock and after the 2.14-to-1 reverse split, there were a total of 11,940,144 shares of common stock outstanding at the Merger Closing Date (see Note 2).  These shares were exchanged by the stockholders of Ocular for shares of Refocus on March 6, 2003 as part of the merger of Ocular into a wholly-owned subsidiary of Refocus.

The Company had 60,000,000 shares of $.0001 par value common stock authorized as of December 31, 2003.  On July 9, 2004, the Company’s Board of Directors approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000 shares, subject to the adoption of the amendment by the stockholders of the Company.  The stockholders approved the increase in the authorized shares, and, on October 12, 2004, the Company filed the amendment to its certificate of incorporation with the State of Delaware.  The number of shares of common stock outstanding at December 31, 2004 was 23,542,770.

The Company has 10,000,000 shares of $.0001 par value preferred stock authorized.  There were no shares of preferred stock issued or outstanding at December 31, 2004 and 2003.  The Company did issue shares of preferred stock on March 1, 2005 (see Note 16).

In May 2003, in connection with a consulting contract with an investment banker, in addition to the monthly retainer, the Company issued to the investment banker a warrant to purchase 200,000 shares of the Company’s common stock.  The Company also issued in May 2003 a warrant to purchase 200,000 shares of the Company’s common stock to an agent for a private placement that was never completed.  Both warrants have an exercise price of $2.50 per share and expire March 6, 2006.  The Company estimated the value of these warrants to be $260,000, using the

Black-Scholes option-pricing model with an expected life of approximately 1.8 years, an expected volatility rate of 60%, a 1.31% risk-free interest rate and that no dividends would be paid.  The value of both the warrants was charged to expense.

In August 2004, the Company issued a warrant to purchase 300,000 shares of the Company’s common stock to an agent for a potential private placement offering, which offering was never completed.  The warrant has an exercise price of $0.25 per share and expires August 19, 2009.  The Company estimated the value of the warrant to be $30,000 using the Black-Scholes option-pricing model with an expected life of 4 years, an expected volatility rate of 112.7%, a 3.54% risk-free interest rate and that no dividends would be paid.  The value of the warrant was charged to expense.

The following table lists the exercise price, expiration date and the number of shares of common stock that could be purchased by the exercise of the Company’s outstanding warrants for the year ended December 31, 2004:

		Number of common shares issuable on exercise
Exercise Price	Expiration Date	Balance Beginning of Year	Additions	Cancelled or Forfeited	Balance End of Year
$0.22	October 8, 2009	—	510,000	—	510,000
$0.25	August 19, 2009	—	300,000	—	300,000
$2.00	December 23, 2006	2,382,500	—	—	2,382,500
$2.00	March 6, 2008	50,000	—	—	50,000
$2.50	March 6, 2006	2,887,500	—	(362,500)	2,525,000
$2.50	December 23, 2006	200,000	—	—	200,000
	Total	5,520,000	810,000	(362,500)	5,967,500

Warrants for the purchase of 200,000 shares of common stock with an exercise price of $2.50 per share that expire March 6, 2006 cannot be exercised unless the second tranche of the March 2003 private placement is funded.  Since the second tranche will not be funded (see Note 4), these warrants will never be exercised.

 The Company has reserved 5,967,500 shares of common stock for issuance upon the exercise of outstanding warrants.  The Company has also reserved 4,203,170 shares of common stock for grant or issuance under the Amended and Restated Stock Option Plan discussed below.

NOTE 9 – STOCK OPTIONS

On February 25, 2003, Ocular’s Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  Shareholders of Ocular approved the Plan on March 4, 2003.  Refocus assumed this Plan on the Merger Closing Date.  The Plan provides for the issuance of incentive stock options and non-qualified stock options to key employees, directors and independent contractors of the Company.  The exercise price for each incentive stock option granted under the Plan may not be less than the market value of the common stock on the date of the grant.  The exercise price for non-qualified stock options granted under the Plan are set by the Board but are, generally, set at the market value of the common stock at the grant date.  Unless otherwise determined by the Board, incentive and non-qualified stock options granted under the Plan have a maximum duration of ten and fifteen years, respectively.  The vesting periods for these options vary, but they are generally for periods of three years or less.  As a result of the March 2005 financing (see Note 16), there was a change in control as defined in the Plan, which resulted in all outstanding non-vested options becoming vested on March 1, 2005.  The charge for stock-based employee compensation as a result of all options vesting will be approximately $169,000 in the first quarter of fiscal year 2005.

The total number of shares of common stock available for new grants under the Plan after March 4, 2003, is 4,100,000 shares.  There were options to purchase 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 2,464,742 shares of common stock are still available for grant under the Plan at December 31, 2004.

See Note 1 for the calculation of the weighted average fair value of options issued for the three years ended December 31, 2004, as well as the weighted average factors used to calculate those values.

The following table summarizes the information with respect to stock options for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,111,051	$1.787	161,851	$0.104	189,922	$0.098
Granted	967,850	$0.551	1,067,635	$1.986	7,010	$0.193
Exercised	(13,295)	$0.092	(19,136)	$0.092	—	—
Canceled or expired	(327,178)	$1.775	(99,299)	$1.509	(35,081)	$0.092
Outstanding, end of year	1,738,428	$1.114	1,111,051	$1.787	161,851	$0.104

Exercisable	960,807		323,648		143,159

The following table summarizes information for options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Re- maining Con- tractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.092-$ 0.60	1,021,020	4.4 years	$0.502	360,652	$0.410
$1.98 - $2.31	717,408	4.2 years	$1.985	600,155	$1.986
	1,738,428	4.3 years	$1.114	960,807	$1.395

NOTE 10 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the years ended December 31:

	2004	2003	2002
Interest paid	$—	$667	$—
Income taxes paid	—	—	—
Non-cash transactions:
Value of common stock issued in lieu of cash to directors	102,776	—	—
CIBA obligation related to an advance royalty payment exchanged for future payments under the Transfer Agreement	2,000,000	—	—
Accretion of discount on Series B preferred stock	—	4,306	23,482
Accrual of dividends on Series B preferred stock	—	—	322,195
Series B preferred stock issued in lieu of dividends	—	—	2,454,867
Series B preferred stock issued to RAS Service LP	—	—	112,277
Value of warrants issued in private placements to agents or advisors	—	641,600	—
Conversion of Series B preferred stock	—	9,118,450	—
Conversion of Series C preferred stock	—	1,049,104	—
Value of separation and non-compete agreement	—	1,557,625	—
Value of warrants issued to agents or investment bankers	30,000	260,000	—
Value of Refocus common stock issued to advisor	—	21,750	—
Value of warrants issued to convertible note holders	72,200	—	—

The following supplemental balance sheet information is provided for prepaid expenses, other long-term assets and accrued expenses:

	December 31, 2004	December 31, 2003
Prepaid expenses:
Prepaid insurance	$66,767	$62,826
Prepaid consulting expenses	61,668	61,668
Prepaid research and development costs	—	28,779
Prepaid FDA trial costs	10,572	75,007
Other prepaid expenses	2,142	2,184
Total	$141,149	$230,464

Other long-term assets:
Prepaid consulting expenses	$71,947	$133,615
Prepaid research and development costs	—	4,797
Total	$71,947	$138,412

Accrued expenses:
Accrued salaries, wages and benefits	$1,405	$36,228
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	52,000	30,000
Accrued interest expense	12,157	7,305
Director fees	68,500	131,500
Accrued taxes	4,687	9,779
Other	14,350	12,500
Total	$203,099	$277,312

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases a facility in Dallas, Texas and, until September 2003, a facility in Denison, Texas.  Total lease expense for the years ended December 31, 2004, 2003 and 2002 were approximately $18,000, $48,000 and $204,000, respectively.  There are no leases with remaining terms of one year or more at December 31, 2004.

The Company is involved in various legal proceedings arising in the normal course of business.  These proceedings, for the most part, involve patent litigation.  Management believes the outcome of these matters will not materially affect the financial condition, results of operations or cash flows of the Company.  The primary matters related to our patents that are being contested are discussed below.

On March 4, 2005, the Company was served with a lawsuit filed on February 24, 2005, in the United States District Court, Central District of California, Case No. CV05 1415WMB, by Biolase Technology, Inc., (“Biolase”).  In the complaint, Biolase is seeking a declaratory judgment that the Company’s patent titled “Treatment of Presbyopia and Other Eye Disorders” is invalid, unenforceable and not infringed upon by Biolase.  This patent relates to the methods for the treatment of presbyopia by weakening of the sclera.

In the fourth quarter of 2004, the Company was contacted by Biolase regarding a potential license of our patent that is the subject of this lawsuit.  Consistent with our stated intent to pursue all alternative sources of financing, the Company entered into negotiations for a license, but continued its negotiations for alternative sources of financing.  The negotiations with Biolase did not conclude in any license being granted to Biolase, but instead the Company finalized its March 2005 private placement (see Note 16).

The Company believes that the claims asserted by Biolase lack both procedural and substantive merit.  Although the Company is unable to predict the ultimate outcome of this matter, it believes that the patent rights are valid and enforceable.  Accordingly, the Company intends to vigorously defend this patent against this declaratory relief action.

In May 2000, the Company filed a patent infringement suit against Howard N. Straub, D.O., the Colorado Eye Institute, Restorvision, Inc. and LensTec, in the United States District Court for the District of Colorado.  The Company alleged that Straub had performed, or arranged for the performance of, surgical procedures on United States citizens and in foreign countries in which unauthorized copies of the Company’s patented PSI were used.  The Company and our patent counsel believe that the copies of the PSI created by the defendants are covered under existing patents issued to the Company.  In June 2002, the Court granted a motion jointly proposed by both parties that stayed the litigation for a period of twelve months.  The Court has granted additional twelve month stays until June 2005.  During this period, the United States Patent and Trademark Office will continue its investigation into the validity of Restorvision’s patent applications.

If the Patent Office issues a patent on Restorvision’s modification, the Company and our patent counsel believe that Restorvision would still be required to obtain a license to our underlying patents prior to marketing the Restorvision modification in the United States and in many countries around the world.

Until April 1, 2003, the Company carried product liability insurance coverage with a limit of $10,000,000 in the aggregate and per occurrence.   At that time, the policy was changed to a limit of $5,000,000 in the aggregate and $1,000,000 per occurrence.  The change was made as a result of the assumption of manufacturing and distribution by CIBA under the CIBA Agreement.  As a result of the Transfer Agreement, the Company has again assumed responsibility for the manufacturing and distribution of the PSI and related equipment.  Although the Company has assumed this responsibility under the Transfer Agreement, the Company has not increased the amount of product liability coverage because of the low volume of its products that are being used; however, it did increase the limit per occurrence to $5,000,000 at its latest renewal.

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

In 2003, the Company was informed by two of its former foreign distributors that they were seeking refunds on unsold products remaining in their inventory.  The Company did not sell its products with a right of return and does not believe it has any liability to repurchase these products.

Prior to 2003, certain physicians may have purchased surgical kits in anticipation of taking part in the FDA clinical trials.  Several of these physicians have requested a refund or have informed the Company that if they are not selected to participate in the clinical trials, they will be seeking a refund.  These kits were not sold with a right of return.  Since the Company did not sell its products with a right of return, the Company does not believe it has any liability to repurchase these products.

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

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

The Company leased its Denison, Texas facility under a monthly operating lease agreement with Dr. Schachar.  The lease was terminated August 31, 2003.  Total rent expense for the years ended December 31, 2003 and 2002 was $32,000 and $48,000, respectively.

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

On February 26, 2003, the Chief Executive Officer, three of the Company’s then current directors and others loaned the Company $250,000 to provide working capital until the Merger Closing Date.  The annual interest rate on the loan was 12%, and the loan was due on the Merger Closing Date.  All but $25,000 of the amounts repaid were used to purchase Refocus common stock in the March 2003 private placement.  Interest paid on the loans was $667.

The Chief Executive Officer and relatives of his, the Chief Financial Officer and Controller as well as two of the Company’s then current directors purchased $135,000 of the $510,000 of Notes issued in 2004.  These investors also received Warrants to purchaser 135,000 shares of the Company’s common stock.  See Note 7 for terms of the Notes and Warrants.  The Notes were automatically converted into 565,560 shares of common stock on March 1, 2005.

NOTE 13 – INCOME TAXES

No provision for income taxes has been recognized for the three years ended December 31, 2004 as the Company incurred net operating losses for income tax purposes.  The Company did not record any federal income tax benefit for its losses because of the uncertainty of realizing its deferred tax assets.  The Company has adjusted the valuation allowance to maintain a full valuation allowance against the net deferred tax assets.

While the Company had generated substantial tax loss carryforwards in prior years, the ability to use these loss carryforwards has been substantially affected as a result of an ownership change (as defined in the Internal Revenue Code of 1986, as amended) that occurred in connection with the merger of Ocular into a subsidiary of Refocus.  The Company believed that the use of loss carryforwards generated prior to the Merger Closing Date would be limited going forward.  However, due to the private placement investment on March 1, 2005 (see Note 16), the Company believes there has been another ownership change that will further limit its ability to use its loss carryforwards generated prior to that date.

Deferred tax assets consist of the following:

	Year Ended December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$6,213,622	$4,943,152
CIBA obligation	634,667	680,000
Stock option compensation	404,790	326,263
Consulting Agreement	76,219	86,990
Fixed assets and other items	19,614	20,235
Total deferred tax assets	7,348,912	6,056,640
Valuation allowance	(7,348,912)	(6,056,640)
Recognized deferred tax assets	$—	$—

The increase in the deferred tax asset valuation allowance for the year ended December 31, 2004 was $1,292,272.

At December 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $10,196,000 generated prior to the Merger Closing Date and $8,079,000 since the Merger Closing Date.  These net operating loss carryforwards will expire primarily between 2018 and 2024.  However, the change in ownership the Company believes occurred on March 1, 2005 will limit the Company’s use of its loss carryforwards.  Based on preliminary estimates, the Company believes that use of tax loss carryforwards will be limited to approximately $260,000 per year, or about $5,200,000 before the loss carryforwards expire, and that the remainder of the loss carryforwards will be lost.

The difference between the Company’s effective tax rate and the federal statutory rate of 34% are as follows:

	Year Ended December 31,
	2004	2003	2002
Income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
Losses of foreign subsidiary and other	0.3	0.2	—
Valuation allowance	33.7	33.8	34.0
Total income tax expense	0.0%	0.0%	0.0%

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company had a retirement savings plan under Section 401(k) of the Internal Revenue Code covering substantially all employees.  The Company’s contributions to the plan totaled $0, $0, and $14,713 for the years ended December 31, 2004, 2003 and 2002, respectively.  The plan was terminated August 30, 2004.

NOTE 15 – VERUS AGREEMENT

In the event that at least $1,000,000 was not raised in a private placement within six months of March 6, 2003, on terms no less favorable than in a private placement consummated in March 2003 (see Note 4), Verus Support Services, Inc. (“Verus”) subscribed to purchase that number of units at $2.00 per unit in order to satisfy the deficiency between the amount of additional capital successfully raised and $1,000,000 ( the “Verus Agreement”).  Since no funds were received from a private placement within the six-month period, Verus was required to fund the entire $1,000,000.  During 2003, the Company gave Verus an 120-day extension to January 6, 2004 to satisfy their funding requirement in exchange for their forgiveness of $60,000 in consulting fees due them.

In January 2004, a dispute arose as to the continuing obligation of Verus under the Verus Agreement.  Verus and the Company, as a means of deferring and ultimately resolving this dispute, entered into amendments to the Verus Agreement to further extend to August 31, 2004 Verus’ obligation under the Verus Agreement.

Effective October 8, 2004, the Company, Ocular, Verus, and Verus International entered into the Termination and Settlement Agreement (the “Verus Termination Agreement”).  The Company entered into the Verus Termination Agreement in exchange for the purchase by Verus International and its designees of $250,000 aggregate principal amount of the Notes issued in a private placement consummated by the Company on October 8, 2004 (see Note 7).

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

NOTE 16 – SUBSEQUENT EVENTS

On January 27, 2005, the Company entered into a secured bridge note with Medcare Investment Fund III, Ltd. (“Medcare”) for $500,000 to provide working capital for the Company while the Company tried to finalize negotiations for a private placement investment by Medcare.  The note was secured by the Company’s United States presbyopia patents and trademarks, was guaranteed by the Company’s subsidiaries, bore interest at 8% and was to be repaid upon the earlier of the closing of an investment by Medcare or July 26, 2005.

On February 25, 2005, the Company and Medcare entered into a term sheet (the “Term Sheet”) outlining a proposed investment by Medcare in the Company.  The Term Sheet contained both binding and non-binding terms.  Among the binding terms was a provision that provided that if the Company failed to close a transaction on the terms outlined in the Term Sheet, and Medcare was ready, willing and able to consummate the transaction, the Company was required to pay Medcare a fee of $2,000,000 in addition to Medcare’s expenses.

In anticipation of the investment transaction discussed below, on March 1, 2005, the Board of Directors of the Company, pursuant to the Certificate of Incorporation of the Company, exercised its authority to issue in one or more series up to 10,000,000 shares of the Company’s preferred stock.  On March 1, 2005, the Company filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon its filing.  The Certificate of Designation established a Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), consisting of 280,000 shares, a Series A-2 Convertible Preferred Stock (“Series A-2 Shares”), consisting of 280,000 shares, and a Series A-3 Convertible Preferred Stock (“Series A-3 Shares”), consisting of 200,000 shares (collectively, the “Series A Preferred Stock”).

On March 1, 2005, the Company and Medcare entered into a Securities Purchase Agreement (the “Purchase Agreement”) that documented the transactions contemplated in the Term Sheet.  Pursuant to the Purchase

Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan, including accrued interest of $3,667, and to repay a portion of Notes issued in October and November 2004 (see Note 7).  The remainder of the funds will be used for general working capital purposes.

The Series A-1 Shares are convertible into shares of the Company’s common stock at an effective conversion price of $0.25 per share.  The Warrant has an exercise price of $30 per share for each of the Series A-3 Shares and expires on February 28, 2007.  The Series A-3 Shares are convertible into shares of the Company’s common stock at an effective conversion price of $0.30 per share.  The conversion price of the Series A-1 Shares and Series A-3 Shares, and the exercise price of the warrant, are subject to adjustment based on customary anti-dilution protection provisions.

Additionally, pursuant to the Purchase Agreement, in the event that the Company receives authorization in writing from the FDA to commence its Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to customary closing conditions including the absence of a material adverse event.  The Series A-2 Shares will be convertible into shares of the Company’s common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

The holders of the Series A Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on the Company’s common stock.

Upon the liquidation, dissolution or winding up of the Company, an acquisition of the Company that results in the sale of more than 50% of the outstanding voting power of the Company, or the sale or exclusive license of all or substantially all of the assets of the Company, the holders of the Series A Preferred Stock will be entitled to receive, out of the legally available funds and assets of the Company, before any payment is made to any shares of the Company’s common stock or other junior stock, an amount per share equal to the greater of:

•                                          two times the Applicable Stated Value (as described below) of the share of Series A Preferred Stock; or

•                                          the amount that the holder of that share of Series A Preferred Stock would have received had the holder converted that share into shares of the Company’s common stock immediately prior to the liquidation event.

If the legally available funds and assets of the Company are insufficient to pay the holders of shares of the Series A Preferred Stock the full amount to which they are entitled, the holders of the shares of Series A Preferred Stock and the holders of capital stock of the Company that is on a parity with the Series A Preferred Stock will share ratably in any distribution of the remaining legally available funds and assets of the Company.

The Applicable Stated Value of a share of Series A Preferred Stock means $25 with respect to the Series A-1 Shares or Series A-2 Shares or $30 with respect to the Series A-3 Shares.

The Series A Preferred Stock shall, with respect to rights on liquidation, winding up, corporate reorganization and dissolution rank senior to the shares of the Company’s common stock and other junior stock.  The Series A-1 Shares, the Series A-2 Shares and the Series A-3 Shares rank on parity with each other.

A share of Series A Preferred Stock is convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of the Company’s common stock, or an effective price of $0.25 per share of common stock for the Series A-1 Shares and the Series A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares issued March 1, 2005 can be converted into 28,000,000 shares of the Company’s common stock.  If the Series A-2 Shares are issued, those shares can also be converted into 28,000,000 shares of the Company’s common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can be converted into 13,333,400 shares of the Company’s common stock.  The conversion rate of a share of Series A Preferred Stock into shares of the Company’s common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if the Company issues common stock, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the effective price of the Series A Preferred Stock then outstanding.  Shares of Series A Preferred Stock will be automatically converted into shares of the Company’s common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of the Company’s common stock that results in gross proceeds to the Company of at least $45,000,000.

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by the common stockholders of the Company.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of the Company’s common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and the Company’s common stock will vote together as a single class.  As a result, the holders of the Series A-1 Shares control over 50% of the Company’s voting stock at March 1, 2005 and, thus, control the Company.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

For so long as 70,000 shares of the Series A-1 Shares remain outstanding, the holders of the Series A Preferred Stock, as a single class, are entitled to elect one-half of the members of the Board of Directors (the “Series A Directors”), one of whom will be elected as the Vice-Chairman of the Board of Directors, and to designate at least one Series A Director to serve on each of the committees of the Board of Directors.  The Vice-Chairman is to receive $50,000 annually in addition to fees normally paid to directors of the Company.

In the Purchase Agreement, the Company represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors of the Company, including at least two-thirds of the Series A Directors, the Company will not:

•                                          declare or pay any dividends (other than dividends payable solely in shares of the Company’s common stock and dividends payable to the Company or another subsidiary of the Company) on or declare or make any other distribution, directly or indirectly, on account of any shares of the Company’s common stock now or hereafter outstanding;

•                                          repurchase any outstanding shares of capital stock (other than repurchases of capital stock from any subsidiary of the Company or any employees of the Company whose employment has been terminated for any reason, not to exceed $100,000 in the aggregate);

•                                          approve or modify by 10% or more the aggregate amount of any annual or other operating or capital budget, or approve or modify by 50% or more any single line item of any such operating or capital budget;

•                                          increase the salary of any officer or pay any bonus to any officer, director or employee not contemplated in a budget or bonus plan approved by the Series A Directors;

•                                          retain, terminate or enter into any salary or employment negotiation or employment agreement with any employee or any future employee;

•                                          incur indebtedness (other than trade payables) in excess of $50,000 in the aggregate, or enter into contracts or leases which require payments in excess of $50,000 in the aggregate;

•                                          make or incur any single capital expenditure in excess of $50,000, or aggregate capital expenditures in excess of $100,000, per fiscal year;

•                                          award stock options, stock appreciation rights or similar employee benefits or determine vesting schedules, exercise prices or similar features;

•                                          make any material change in the nature of the business or enter into any new line of business, joint venture or similar arrangement;

•                                          pledge its assets or guarantee the obligations of any other individual or entity;

•                                          recommend amendment of the Company’s existing restricted stock and stock option plan or approval of any new equity incentive plan; or

•                                          form or acquire any subsidiary, joint venture or similar business entity.

In addition to any other vote or consent required, for so long as 70,000 shares of Series A-1 Shares remain outstanding, without the prior vote or approval of 75% of the then outstanding Series A Preferred Stock, the Company shall not:

•                                          amend its Certificate of Incorporation and Bylaws in any manner that would alter or change any of the rights, preferences, privileges or restrictions of the Series A Preferred Stock;

•                                          reclassify any outstanding securities into securities having rights, preferences or privileges senior to, or on a parity with, the Series A Preferred Stock;

•                                          authorize or issue any additional Series A Preferred Stock or any other stock having rights or preferences senior to, or on a parity with, the Series A Preferred Stock, except for authorizations for issuances solely to the holders of Series A Preferred Stock;

•                                          merge or consolidate with or into any corporation if such merger or consolidation would result in the stockholders of the Company immediately prior to such merger or consolidation holding (by virtue of securities issued as consideration in such transaction or otherwise) less than a majority of the voting power of the stock of the surviving corporation immediately after such merger or consolidation;

•                                          sell all or substantially all its assets in a single transaction or series of related transactions;

•                                          license all or substantially all of its intellectual property in a single transaction or series of related transactions;

•                                          liquidate or dissolve; or

•                                          alter any rights of the Series A Directors or the holders of the Series A Preferred Stock or change the size of the Board of Directors.

As part of the Purchase Agreement, the Board of Directors also amended the Bylaws of the Company to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of the stockholders, and to require the Board of Directors to meet bi-monthly until March 1, 2006, and at least quarterly after that date.

In connection with, and as condition to, entering into the Purchase Agreement, the Company and Medcare entered into an Investors’ Rights Agreement.  The Investors’ Rights Agreement grants Medcare certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which such rights may be exercised and effected.  The Investors’ Rights Agreement also grants Medcare preemptive rights to purchase any or all of the securities of the Company that the Company proposes to issue on the same terms and conditions as the proposed issuance by the Company.

In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Office are entitled to options equal to 3.5% of the equivalent number of shares of common stock issued in this financing, assuming conversion of the Series A-1 Shares and the Warrant, up to $5,540,000 of the $7,000,00 in financing.  The final terms of these 2005 options are still to be determined by the Compensation Committee of the Board of Directors.