Form 10QSB
period 2005-03-31
REFOCUS GROUP INC
filed 2005-05-16
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-32543

REFOCUS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	75-2910096
(State or other jurisdiction of incorporation or organization)	(IRS Employer Iden- tification No.)

10300 North Central Expressway, Suite 104, Dallas, Texas	75231
(Address of principal executive offices)	(Zip Code)

214-368-0200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Number of shares of common stock, par value $.0001 per share, outstanding as of May 10, 2005:  24,669,105 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Table of Contents

Refocus Group, Inc.

Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

Part II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2004
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	192,092	166,575
Salary and related expenses	173,558	133,343
Stock-based employee compensation	209,014	(10,886)
Professional services	58,858	275,502
Clinical trials	158,773	330,987
Research and development	—	7,328
Depreciation and amortization	57,625	91,178

LOSS FROM OPERATIONS	(849,920)	(994,027)

OTHER INCOME (EXPENSE):
Interest income	12,039	5,182
Interest expense	(75,492)	(31,165)
Total	(63,453)	(25,983)
NET LOSS	$(913,373)	$(1,020,010)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,928,129	23,376,046

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$5,850,866	$199,627
Accounts receivable - other	40,236	—
Inventory	4,743	8,886
Prepaid expenses	316,669	141,149
Total current assets	6,212,514	349,662
Property and Equipment - net	5,656	6,873
Patent Costs - net	982,635	929,398
Non-Compete Agreement - net	374,293	423,114
Prepaid Consulting Expense	56,530	71,947
Total Assets	$7,631,628	$1,780,994

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$549,720	$553,909
Accrued expenses	234,347	203,099
Current portion of separation and consulting agreement	256,000	266,695
Current portion of convertible debt	—	231,346
Customer deposits	23,000	23,000
Total current liabilities	1,063,067	1,278,049
Long-Term Liabilities
Separation and consulting agreement	451,200	509,035
Convertible debt	—	247,071
CIBA obligation	2,000,000	2,000,000
Total long-term liabilities	2,451,200	2,756,106

Series A Convertible Preferred Stock (conditionally redeemable) - 760,000 shares authorized; 280,000 shares issued:
Series A-1 convertible preferred stock	4,910,376	—
Warrant and option to purchase Series A convertible preferred stock	1,890,344	—
	6,800,720	—
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficiency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized; 760,000 designated as Series A, remainder unissued	—	—
Warrants for the purchase of common stock	1,961,050	1,961,050
Common stock: 120,000,000 shares of $.0001 par value authorized, 24,649,105 shares in 2005 and 23,542,770 shares in 2004 issued and outstanding	2,465	2,354
Paid-in capital	22,666,565	22,183,501
Accumulated deficit	(27,313,439)	(26,400,066)
Total shareholders’ equity (deficiency)	(2,683,359)	(2,253,161)
Total Liabilities and Shareholders’ Equity (Deficiency)	$7,631,628	$1,780,994

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(913,373)	$(1,020,010)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	57,625	91,178
Stock-based employee compensation	209,014	(10,886)
Stock-based vendor cost	1,962	—
Interest accreted on discounted liability	60,700	31,165
Cash provided (used) by working capital items:
Accounts receivable	(40,236)	9,905
Inventory	4,143	—
Other assets	(160,103)	(189,353)
Accounts payable, accrued expenses and other liabilities	(58,390)	(45,927)
Net Cash Used by Operating Activities	(838,658)	(1,133,928)

Cash Flows from Investing Activities:
Additions to patents and trademarks	(60,823)	(19,453)
Net Cash Used by Investing Activities	(60,823)	(19,453)

Cash Flows from Financing Activities:
Proceeds from private placement, net of expenses	6,800,720	—
Exercise of common stock options	—	1,223
Borrowings	500,000	—
Borrowings repaid	(750,000)	—
Net Cash Provided by Financing Activities	6,550,720	1,223

Net Increase (Decrease) in Cash and Cash Equivalents	5,651,239	(1,152,158)
Cash and Cash Equivalents, beginning of year	199,627	2,999,784
Cash and Cash Equivalents, end of period	$5,850,866	$1,847,626

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus” or the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  Management of Refocus believes that, as a result of $7,001,000 in funding received in March 2005 (see Note 3), Refocus has adequate resources to fund operations until approximately the second quarter of 2006 based on its current business plan.  In addition, assuming the Company receives permission to start its Phase III clinical trials, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, the Company has a commitment for an additional $7,000,000 to be funded in March 2006.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan or delay or prevent it from receiving the additional financing.

Management of Refocus believes the Company will still need to find additional funding in later years to conclude its clinical trials and bring its products to market.  There can be no assurance that additional financing can be obtained on reasonable terms or at all.  Operating in an emerging medical technology market involves risks and uncertainties; the Company cannot predict with certainty the total amount of expenditures and the amount of time required to, or whether it will, achieve its goals.  The Company’s success ultimately depends on the acceptance of its products and its ability to sustain profitable operations.  See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on the Company.

Description of Business:  The Company’s primary business has been the development of a patented medical device, the PresVIEW Scleral Implant (the “PSI”), and the related surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, primary open angle glaucoma and ocular hypertension in the human eye.  Sale of this medical device is currently restricted while the Company seeks approval for the use of the device in the United States, from the Food and Drug Administration (the “FDA”), and in other international markets.

The Company filed an investigational device exemption application with the FDA in March 2003 to obtain approval for initiating Phase II clinical trials.  In December 2003, the Company received approval to start Phase II clinical trials.  The Company started these clinical trials during the first quarter of 2004.  The Company expects to apply to start Phase III clinical trials during 2005.

The Company had also received permission from Health Canada (the Canadian equivalent of the FDA) in 2000 to begin clinical trials of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In November 2002, the Company submitted an application for approval to commercialize the PSI in Canada.  In June 2003, Canada denied the application due to the insufficient size of the clinical trial.  Health Canada has indicated the Company would have to increase the size of its clinical trials using more sites and significantly more patients before approval could be reconsidered.  The Company expects to seek approval to restart these clinical trials during 2005.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries, including PC Lens Corp which has conducted research into a single element variable focus lens (“SEVFL”) for use in commercial applications.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) and which should be read in conjunction with this quarterly report.

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

The Company is subject to a number of risks and can be affected by a variety of factors.  For example, management of the Company believes that these following factors, as well as others, could have a significant negative effect on the Company’s future financial position, results of operations and/or cash flows: failure to have sufficient funds to complete its investigational clinical trials and bring its products to market; failure to develop and commercialize existing and new products or product enhancements; risks associated with setting up marketing, distribution, regulatory and manufacturing operations as the Company commercializes and expands its operations; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions.

Cash and cash equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.  At March 31, 2005, approximately $5,508,000 of cash and cash equivalents was held in a money market account.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized and amortized over their actual or estimated life.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  During the three months ended March 31, 2004, the Company determined not to maintain or pursue certain patents and wrote off $31,094 in related capitalized costs.  The cost of maintaining patents after they are issued is charged to expense.

The following tables show the capitalized value of patents and trademarks as of March 31, 2005 and December 31, 2004, respectively.

	Costs	Amortization	Net
PSI and related product patents	$995,675	$181,400	$814,275
Trademarks	2,117	—	2,117
SEVFL Patents	221,505	55,262	166,243
Balance at March 31, 2005	$1,219,297	$236,662	$982,635

PSI and related product patents	$938,135	$175,911	$762,224
Trademarks	838	—	838
SEVFL Patents	219,502	53,166	166,336
Balance at December 31, 2004	$1,158,475	$229,077	$929,398

For the three months ended March 31, 2005 and 2004, amortization expense for patents was $7,586 and $40,049 (including $31,094 for patents written off), respectively.  The estimated aggregate amortization expense for the remainder of the current year is approximately $23,200 and for each of the succeeding five fiscal years will be approximately $30,800 each year, based on capitalized costs at March 31, 2005.

A portion of the costs incurred in connection with the February 2003 Severance, Release and Consulting Agreement (the “Consulting Agreement”) with our former Chief Scientist was allocated to a non-compete agreement and is being amortized over its life of four years on a straight-line basis.  The $374,293 capitalized value of the non-compete agreement at March 31, 2005 was net of $406,841 of accumulated amortization.  Amortization of the non-compete agreement was $48,821 for both the three months ended March 31, 2005 and 2004, respectively.  The estimated amortization expense for the remainder of the current year is $146,462, and for 2006 - $195,284 and for 2007 - $32,547.

Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value due primarily to their short-term nature.

The carrying value of the liability for the Consulting Agreement was $707,200 at March 31, 2005.  That value was based on the assumption that all amounts due under the contract would be disbursed by March 6, 2007.  The payments are now expected to be spread over an additional year.  The Company estimated the fair value of this liability, based on the current anticipated payment schedule and a discount rate to reflect appropriate risk, was approximately $663,000 at March 31, 2005.

The estimated fair value of financial instruments has been determined by the Company based on available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required in interpreting market data to develop the fair value estimates.  The estimates, therefore, may not be indicative of the amount the Company might realize in a current market exchange at those dates.

Revenue Recognition:  The potential sources of revenue for the Company are from product sales made directly by the Company or through distributors.  The Company is not currently generating any revenues while it completes investigational clinical trials in the United States and while it seeks authorization to commercialize its products in various other international markets.  Revenue will be recognized when each of the following four criteria is met:

•                  There is persuasive evidence that an arrangement exists;

•                  Delivery has occurred or services have been rendered;

•                  The selling price is fixed or determinable; and

•                  Collectibility is reasonably assured.

The Company has sold its products in the past, and intends to continue to sell its products, without the right of return.  Nevertheless, some customers and former distributors are seeking refunds for previously sold products.  The Company does not believe it has any obligation to provide any refunds.  However, as part of a future marketing program, the Company may provide discounts on future purchases or some other form of incentives to these customers.

Research and Development Costs:  Research and development costs, including the costs of certain specialized equipment and the salaries of certain personnel devoting full time to research and development, are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the Consulting Agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expenses for research and development of a device to treat age-related macular degeneration.  The remaining balance of the prepaid consulting expense was written off in September 2004 as a result of the Company determining not to continue to pursue the development of that device.

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

For options issued during the three months ended March 31, 2005 and 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the three months ended March 31, 2005 was approximately $0.09 per share and during the three months ended March 31, 2004 was approximately $0.40 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2005	2004
Expected dividend yield	0.00%	0.00%
Expected volatility	127.15%	112.05%
Risk-free interest rate	4.02%	2.53%
Expected option lives	5.0 years	4.4 years

The Company recognized stock-based employee compensation expense of $209,014 for the three months ended March 31, 2005 as compared to $(10,886) for the three months ended March 31, 2004.  As a result of the March 2005 financing (see Note 3), there was a change in control, as defined in the stock option plan, which resulted in the vesting of the non-vested portion of all outstanding options on March 1, 2005.  The stock-based employee compensation expense for the quarter ending March 31, 2005 included a charge of $169,165 for the vesting of options on March 1, 2005 from the change in control.  Stock-based employee compensation was negative for the three months ended March 31, 2004 due to the expiration of certain options prior to their vesting, which resulted in a reduction in previously recognized compensation expense of $169,811.

Net loss per share:  The net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 2,921,470 shares of common stock and warrants to purchase 5,967,500 shares of common stock in 2005, and options to purchase 1,551,244 shares of common stock and warrants to purchase 5,207,500 shares of common stock in 2004, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Series A-1 Convertible Preferred Stock into 28,000,000 shares of common stock was also not included in the calculation of diluted loss per share in 2005 as it would have been anti-dilutive.

Comprehensive Loss:  For all periods presented, comprehensive loss is equal to net loss.

Recently Issued Accounting Pronouncements:  In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”.  This statement revised SFAS No. 123 originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation.  Under the revised SFAS No. 123, public entities are also required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities must now estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for the modification of the terms or conditions of an award under the revised statement is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the annual reporting period that begins after December 15, 2005.  The Company has already adopted SFAS No. 123; however, the Company does not recognize forfeitures until they occur.  Therefore, the Company will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date and recognize the change, if any, as a cumulative change in accounting principle.  The adoption of this statement is not expected to have a material effect on the results of operations.

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

NOTE 2 – GOING CONCERN

The Company has been attempting to raise adequate capital to be able to conduct its FDA clinical trials for the treatment of presbyopia, resume its clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, apply to begin clinical trials for ocular hypertension and primary angle glaucoma in the United States, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.  Management has had to devote a significant amount of time to raising capital rather than to these matters.  Management of the Company took certain steps in 2004 and 2003 to reduce cash expenditures while pursuing additional financing.  Management believes, as a result of the March 2005 private placement, that it has adequate funds on hand to pursue its current business plan until approximately the second quarter of 2006.  Assuming the Company receives permission to start its Phase III clinical trials from the FDA, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, the Company has a commitment for an additional $7,000,000 to be funded in March 2006 (see Note 3).  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent it from achieving its current business plan over the next twelve months or delay or prevent it from receiving the additional funding.

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

While the Company anticipates the reintroduction of the SSP in the European Union during 2005 or early 2006, assuming appropriate CE Mark approvals, it does not expect to generate any material amount of revenues until 2007.  These revenues are expected to provide a source of additional funding for the Company.  However, the possible additional funding in March 2006 by Medcare and the anticipated revenues from international sales may not provide adequate funds to continue the Company’s business plan for the next few years.  Therefore, the Company may still require additional debt and/or equity financing to complete its business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

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

NOTE 3 – MARCH 2005 PRIVATE PLACEMENT

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

On March 1, 2005, the Company and Medcare entered into a Securities Purchase Agreement (the “Purchase Agreement”) that documented the transactions contemplated in the Term Sheet.  Pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1

Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan, including accrued interest of $3,667, and to repay a portion of the convertible debt issued in October and November 2004 (see Note 5).  The remainder of the funds will be used for general working capital purposes.

The Series A-1 Shares are initially convertible into shares of the Company’s common stock at an effective conversion price of $0.25 per share.  The Warrant has an exercise price of $30 per share for the Series A-3 Shares and expires on February 28, 2007.  The Series A-3 Shares are initially convertible into shares of the Company’s common stock at an effective conversion price of $0.30 per share.  The conversion price of the Series A-1 Shares and Series A-3 Shares, and the exercise price of the warrant, are subject to adjustment based on anti-dilution protection provisions.

Additionally, pursuant to the Purchase Agreement, in the event that the Company receives authorization in writing from the FDA to commence its Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event.  The Series A-2 Shares will be initially convertible into shares of the Company’s common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006 if the conditions to the purchase of the Series A-2 Shares are satisfied prior to that date.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

The holders of the Series A Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on the Company’s common stock.  The Series A Preferred Stock has no redemption date or any type of put option that requires the Company to repurchase the Series A Preferred Stock, except in the case of a liquidation event.

Upon the occurrence of a liquidation event, which is defined as a liquidation, dissolution or winding up of the Company, an acquisition of the Company that results in the sale of more than 50% of the outstanding voting power of the Company, or the sale or exclusive license of all or substantially all of the assets of the Company, the holders of the Series A Preferred Stock will be entitled to receive, out of the legally available funds and assets of the Company, before any payment is made to any shares of the Company’s common stock or other junior stock, an amount per share equal to the greater of:

•                                          two times the Applicable Stated Value (as described below) of the share of Series A Preferred Stock; or

•                                          the amount that the holder of Series A Preferred Stock would have received had the holder converted their shares into shares of the Company’s common stock immediately prior to the liquidation event.

If the legally available funds and assets of the Company are insufficient to pay the holders of shares of the Series A Preferred Stock the full amount to which they are entitled, only the holders of the shares of Series A Preferred Stock and the holders of capital stock of the Company that is on a parity with the Series A Preferred Stock, if any, will share ratably in any distribution of the remaining legally available funds and assets of the Company.

The Applicable Stated Value of a share of Series A Preferred Stock is $25 with respect to the Series A-1 Shares or the Series A-2 Shares and $30 with respect to the Series A-3 Shares.

The Series A Preferred Stock ranks, with respect to rights on liquidation, winding up, corporate reorganization and dissolution, senior to the shares of the Company’s common stock and other junior stock.  The Series A-1 Shares, the Series A-2 Shares and the Series A-3 Shares rank on parity with each other.

A share of Series A Preferred Stock is initially convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of the Company’s common stock, resulting in an effective price of $0.25 per share of common stock for the Series A-1 Shares and the Series A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares issued March 1, 2005 can currently be converted into 28,000,000 shares of the Company’s common stock.  If the Series A-2 Shares are issued, those shares can also currently be converted into 28,000,000 shares of the Company’s common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can currently be converted into 13,333,400 shares of the Company’s common stock.  The conversion rate of a share of Series A Preferred Stock into shares of the Company’s common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if the Company issues common stock at an effective price that is less than the current conversion rate, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the conversion rate then in effect for the outstanding Series A Preferred Stock.  Shares of Series A Preferred Stock will be automatically converted into shares of the Company’s common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of the Company’s common stock that results in gross proceeds to the Company of at least $45,000,000.

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

As part of the Purchase Agreement, the Board of Directors also amended the Bylaws of the Company to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of the stockholders, and to require the Board of Directors to meet at least bi-monthly until March 1, 2006, and at least quarterly after that date.

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

In connection with the issuance of the Series A-1 Shares, the warrant to acquire the Series A-3 shares and the right to acquire the Series A-2 shares, the Company estimated the fair value of the stock, warrant and right and allocated the funds received based on the relative fair value of these components.

The value of the warrant was calculated using a Black-Scholes option-pricing model based on the number of shares of common stock that could currently be acquired upon the conversion of the Series A-3 Shares acquirable by exercise of the warrant.  The Company also believes that the right to acquire the Series A-2 Shares had a value as of March 1, 2005, and that part of the funds received should be allocated to that right.  As noted above, the Company cannot require the purchase of the Series A-2 shares unless certain conditions are met.  However, Medcare may waive any or all of the conditions to the purchase of the Series A-2 Shares and fund at anytime.  Therefore, the Company believes, for accounting purposes, that Medcare acquired an option to purchase the Series A-2 shares on March 1, 2005 and that the value of the option can be calculated using the Black-Scholes option-pricing model based on the number of shares of common stock that currently could be acquired upon conversion.  The following assumptions were used in valuing the warrant and option:

	Warrant	Option
Expected dividend yield	0.00%	0.00%
Expected volatility	127.15%	127.15%
Risk-free interest rate	3.59%	3.20%
Expected lives	2.0 years	1.0 year

The Company determined a fair value of the Series A-1 Shares based on the number of shares of common stock that can currently be acquired upon its conversion.  We believe that the closing market price of the Company’s common stock of $0.13 per share on March 1, 2005, as quoted on the OTC Bulletin Board system, did not represent the fair value of the common stock acquirable through conversion of the Series A-1 Shares because the issuance of the Series A-1 Shares resulted in a change in control of the Company.  The Company believes that the fair value assigned to the Series A-1 Shares should reflect a control premium.  Therefore, the Company used an estimate of the value a third party might be willing to pay for a control block of common stock to determine the fair market value of the shares acquired by Medcare.

The Company determined that the estimated fair value of the components acquired by Medcare on March 1, 2005 was approximately $7.1 million, which is slightly greater than the actual amount Medcare invested.  Based on the relative fair values of each component derived from these estimates, the Company allocated the $7,001,000 investment among the components as follows:

Fair value assigned to:
Series A-1 Shares	$5,110,656
Warrant to acquire Series A-3 Shares	787,646
Right to acquire Series A-2 Shares	1,102,698
Total funds received	$7,001,000

In addition, the Company further reduced the carrying value of the outstanding Series A-1 Shares by $200,280, which is the cost of legal fees and other expenses incurred in closing the private placement.

The Series A Preferred Stock is convertible into the Company’s common stock at any time.  If that conversion feature has an intrinsic value at the date the preferred stock was sold or the option or warrant granted, then a portion of the funds received would have to be allocated to this feature.  An intrinsic value exists for a beneficial conversion feature if the market value of the common stock that can be acquired by conversion of the Series A-1 Shares is greater than the carrying value of those shares before issue costs, or if the market value of the common stock that can be acquired by the conversion of the Series A-2 Shares or the Series A-3 Shares acquirable by exercise of the warrant or right is greater than the carrying value of the warrant and right to acquire those shares plus the additional amount payable on exercise of the warrant or right.  The Company determined that the conversion features related to the Series A-1 Shares, the Series A-2 Shares and the Series A-3 Shares did not have any intrinsic value at March 1, 2005. Therefore, no portion of the investment was allocated to those features.

The Company will not be amortizing any of the discount recorded on the Series A-1 Shares at their issuance since any possible redemption of these shares is based on a liquidation event that, at this time, is not deemed probable of occurring.  The discount of $2,089,624 will be amortized and recorded as a preferred stock dividend when a liquidation event occurs or is probable of occurring, or the Series A Preferred Stock is converted into common stock.

Since the redemption right with respect to the Series A Preferred Stock is conditional, the Series A Preferred Stock is not a liability under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” but should be classified as equity.  However, under EITF D-98 “Classification and Measurement of Redeemable Securities”, the Series A Preferred Stock is classified outside of permanent stockholders’ equity.  Except in the case of an ordinary liquidation event which involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity.  Medcare controls over 50% of the voting securities of the Company because the Series A-1 Shares held by Medcare can vote on all matters in which the common stockholders are required or permitted to vote.  Therefore, the Series A-1 Shares could be redeemable at the option of the holder and, thus, any redemption event would be outside the control of the issuer.  The Company has also classified the fair values assigned to the option and warrant as outside of permanent equity as the preferred stock acquirable by exercise of either right will have the same terms as the Series A-1 Shares currently outstanding and could be redeemable at the option of the holder and outside the control of the issuer.

In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Officer were entitled to receive options equal to 3.5% of the equivalent number of shares of common stock issued in this financing, assuming conversion of the Series A-1 Shares and the Warrant, up to $5,540,000 of the $7,000,000 in financing.  These officers received options to purchase 1,144,934 shares of common stock at an exercise price of $0.60 and a term of five years.  The options vest 1/3 immediately with the remainder vesting equally on March 1, 2006 and 2007.  For accounting purposes, these options were considered to be granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005.

NOTE 4 – CIBA AGREEMENT

In February 2005, the Company and CIBA Vision AG (“CIBA”) entered into the First Amendment to License Transfer and Transition Services Agreement (the “Amendment”).  Under the Amendment, the Company is no longer obligated to pay to CIBA $3,000,000 in quarterly installments beginning in 2006.  Instead, under the Amendment, the Company will pay to CIBA a 4% royalty on any net sales from February 2005 until the earlier of December 31, 2009 or the date that CIBA shall have collected $3,250,000 in royalties.  If the aggregate amount of royalties paid to CIBA is less than $3,250,000 by December 31, 2009, then on or before February 15, 2010, the Company will pay the difference to CIBA.  However, the Company has the right to terminate its obligation by the payment of $2,000,000 before January 1, 2006.  Therefore, the Company recorded a liability of $2,000,000 until December 31, 2005.  Thereafter, the Company will record the additional royalty commitment of $1,250,000 on a straight line basis over the remaining four years of the Amendment ending December 31, 2009, or $312,500 annually.  The liability is shown as the “CIBA obligation” in the accompanying condensed consolidated balance sheets.

NOTE 5 – CONVERTIBLE DEBT

On October 8, 2004, the Company entered into a loan agreement pursuant to which it issued $500,000 aggregate principal amount of its convertible promissory notes (the “Notes”) in a private placement.  The Company subsequently issued an additional $10,000 in Notes in November 2004.  Of the $510,000 in gross proceeds received by the Company, $250,000 was contributed by Verus International Group Ltd. (“Verus International”) or its designees.

The Notes bore interest at a rate of 12% per annum.  Unless the Notes were converted into the Company’s common stock in accordance with their terms (see discussion below), the principal amount and all accrued and unpaid interest due under the Notes was payable in one lump sum on or before April 8, 2005.

The Notes issued to investors, other than Verus International and its designees, would automatically convert into the Company’s common stock if, among other things, on or prior to the maturity date of the Notes, the Company consummated a financing that was in the form of equity securities of the Company aggregating at least $2,000,000 in new funds, where the proceeds of the financing were to be used for general working capital purposes.  The Company completed a financing that met the criteria for automatic conversion in March 2005 (see Note 3). The conversion rate of the Notes was based on the equivalent price paid for the Company’s common stock in the financing that triggered the automatic conversion, or $0.25 per share.  On March 1, 2005, a total of 1,088,795 shares of the Company’s common stock were issued upon conversion of the $260,000 in Notes plus accrued interest of $12,201.

The Notes issued to Verus International and its designees would automatically convert into the Company’s common stock if, and only if, among other things, on or prior to the maturity date of the Notes, a financing in the form of equity securities of the Company was not consummated or, if consummated, aggregated less than $3,000,000.  As a result of the financing that occurred on March 1, 2005, the Notes issued to Verus International and its designees were not automatically converted.  These Notes, including accrued interest of $13,069, were repaid on March 17, 2005.

In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Officer were entitled to receive stock options equal to 3.5% of the 1,088,795 shares of common stock issued on the conversion of the Notes on March 1, 2005.  These officers received options to purchase 38,108 shares of common stock at an exercise price of $0.60 per share and with a term of five years.  The options vest 1/3 immediately with the remainder vesting equally on March 1, 2006 and 2007.  For accounting purposes, these options were considered to be granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005.

NOTE 6 – STOCK OPTIONS

On March 4, 2003, the Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).  The total number of shares of common stock available for new grants under the Plan after March 4, 2003, was 4,100,000 shares.  There were options to purchase an aggregate of 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  Options to purchase 1,281,700 shares of common stock are available for grant under the Plan at March 31, 2005.  As a result of the change in control that occurred on March 1, 2005 (see Note 3), the non-vested portion of all outstanding options on that date became vested under the change in control provision in the Plan.

For accounting purposes, options to purchase 1,183,042 shares of common stock that the Company’s Chief Executive Officer and Chief Financial Officer received as a result of the March 2005 private placement (Note 3) and the conversion of the convertible debt (Note 5) were considered to be granted on March 1, 2005.  The fair value of the options under SFAS No. 123 was measured as of March 1, 2005, and that fair value is being amortized to stock-based employee compensation over the vesting period.  The Board of Directors formally granted these options on May 12, 2005.

The following table summarizes the information with respect to stock options for the three months ended March 31, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,738,428	$1.114	1,111,051	$1.787
Granted	1,183,042	$0.600	710,000	$0.520
Exercised	—	—	(13,295)	$0.093
Canceled or expired	—	—	(256,512)	$1.980
Outstanding at March 31	2,921,470	$0.906	1,551,244	$1.190

Exercisable at March 31	2,132,775		540,145

The following table summarizes information for options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.092-$0.52	1,003,170	3.9 years	$0.500	1,003,170	$0.500
$0.60	1,200,892	4.9 years	$0.600	412,197	$0.600
$1.98 - $2.31	717,408	3.7 years	$1.985	717,408	$1.985
	2,921,470	4.3 years	$0.906	2,132,775	$1.019

NOTE 7 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the three months ended March 31, 2005 and 2004:

	2005	2004
Interest paid	$16,735	$—
Income taxes paid	—	—
Non-cash transactions:
CIBA obligation related to an advance royalty payment exchanged for future quarterly installment payments	—	2,000,000
CIBA obligation related to future quarterly installment payments exchanged for future royalty commitment (see Note 5)	2,000,000	—
Value of common stock issued in lieu of cash to vendors	1,962	—
Conversion of convertible debt into common stock	272,199	—

The following supplemental balance sheet information is provided for prepaid expenses and accrued expenses:

	March 31, 2005	December 31, 2004
Prepaid expenses:
Prepaid insurance	$222,288	$66,767
Prepaid consulting expenses	61,668	61,668
Prepaid FDA clinical trial costs	10,572	10,572
Other prepaid expenses	22,141	2,142
Total	$316,669	$141,149

Accrued expenses:
Accrued salaries, wages and benefits	$12,028	$1,405
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	47,850	52,000
Accrued interest expense	4,645	12,157
Director fees	97,500	68,500
Accrued taxes	2,574	4,687
Other	19,750	14,350
Total	$234,347	$203,099

NOTE 8 – SUBSEQUENT EVENT

On May 5, 2005, the Board of Directors unanimously adopted a resolution to seek stockholder approval to amend the Company’s Certificate of Incorporation, as amended, to effect a going private transaction involving a 1-for-2,000 reverse stock split of the outstanding shares of the Company’s common stock to be followed immediately by a forward 2,000-for-1 split, with stockholders holding less than one full share following the reverse split receiving a cash payment for the value of such fractional share.  Stockholders will be asked to approve the split transactions by a written consent solicitation to be conducted later this year.  If the transactions are approved and completed, the Company expects to have fewer than 300 stockholders of record, permitting the Company to terminate registration of its common stock with the SEC under the Securities Exchange Act of 1934, as amended, and to suspend its duty to file reports with the SEC.  The Company intends to file for termination of such registration and suspension of such reporting requirements as soon as practicable following approval and completion of the split transactions.  Once the Company makes this filing, its common stock will no longer be eligible for quotation on the OTC Bulletin Board.

The Board of Directors believes deregistration would eliminate growing expenses and commitments associated with being a public company.  Deregistration would also allow the management of the Company to focus additional attention on operations and financial management, which would further enhance the Company’s financial performance and stockholder value.

As discussed above, if the stockholders approve the proposal, stockholders holding less than one share following the reverse stock split will receive a cash payment for the value of such fractional share.  As a result, stockholders who hold fewer than 2,000 shares of the Company’s common stock immediately before the split transactions will receive a cash payment equal to $0.35 per pre-split share.  Stockholders holding 2,000 or more shares of the Company’s common stock immediately before the split transactions will not be entitled to receive a cash payment and will continue to hold the same number of shares after completion of the reverse and forward split transactions.

The proposed split transactions are subject to approval by the holders of a majority of the outstanding voting shares of the Company.  As noted above, the holders of the Series A Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by the Company’s common stockholders on an as-converted basis.  As a result, Medcare is the beneficial owner of greater than 50% of the Company’s outstanding voting securities.  Medcare has indicated that it intends to vote in favor of the proposed split transactions but has not made any formal commitment to do so.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

MARCH 31, 2005

(dollars rounded to thousands, except per share amounts)

The following discussion and analysis contains “forward-looking statements” that are based on the assumptions, beliefs and opinions of management.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.  See a more detailed discussion in “Other” following “Liquidity and Capital Resources” below.

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

We have an additional product in early-stage research, a single element variable focus lens (“SEVFL”), for use in commercial optical applications.  However, we do not expect to fund any additional research on the SEVFL in the near future.  We may seek to license this technology to third parties for further development.

At the end of January 2005, an investor loaned us $500,000 in a bridge loan to fund our operations while we negotiated the terms of a larger private placement with that investor.  This private placement of $7,001,000 was consummated in March 2005, as discussed below.  Management believes that, as a result of this funding, we have adequate resources to fund operations until approximately the second quarter of 2006 based on our current business plan.  In addition, assuming we receive permission to start Phase III clinical trials, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, we have a commitment for an additional $7,000,000 to be funded in March 2006.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent us from achieving our current business plan or delay or prevent us from receiving the additional financing.  We believe that we will still need to find additional funding in later years to conclude our clinical trials and bring our products to market.  There can be no assurance that additional financing can be obtained on reasonable terms or at all.  Operating in an emerging medical technology market involves risks and uncertainties; we cannot predict with certainty the total amount of expenditures and the amount of time required to, or whether we will, achieve our goals.  Our success ultimately depends on the acceptance of our products and our ability to sustain profitable operations.  See “Liquidity and Capital Resources” below for a discussion of our ability to continue as a going concern and our plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on us.

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

On March 1, 2005, we and Medcare entered into a Securities Purchase Agreement (the “Purchase Agreement”) that documented the transactions contemplated in the Term Sheet.  Pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1 Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan and to repay a portion of convertible debt issued in October and November 2004.  The remainder of the funds will be used for general working capital purposes.

The Series A-1 Shares are initially convertible into shares of our common stock at an effective conversion price of $0.25 per share.  The Warrant has an exercise price of $30 per share for the Series A-3 Shares and expires on February 28, 2007.  The Series A-3 Shares are initially convertible into shares of our common stock at an effective conversion price of $0.30 per share.  The conversion price of the Series A-1 Shares and Series A-3 Shares, and the exercise price of the warrant, are subject to adjustment based on anti-dilution protection provisions.

Additionally, pursuant to the Purchase Agreement, in the event that we receive authorization in writing from the FDA to commence our Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event.  The Series A-2 Shares will be initially convertible into shares of our common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006 if the conditions to the purchase of the Series A-2 Shares are satisfied prior to that date.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

The holders of the Series A Preferred Stock are not entitled to any preferential dividends.  Holders of the Series A Preferred Stock, however, are entitled to participate on an as-converted basis in any cash dividends declared and paid on our common stock.  The Series A Preferred Stock has no redemption date or any type of put option that requires us to repurchase the Series A Preferred Stock, except in the case of a liquidation event.

Upon the occurrence of a liquidation event, which is defined as our liquidation, dissolution or winding up, an acquisition of us that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Preferred Stock will be entitled to receive, out of our legally available funds and assets, before any payment is made to any shares of our common stock or other junior stock, an amount per share equal to the greater of:

•                                          two times the Applicable Stated Value (as described below) of the share of Series A Preferred Stock; or

•                                          the amount that the holder of Series A Preferred Stock would have received had the holder converted their shares into shares of our common stock immediately prior to the liquidation event.

If our legally available funds and assets are insufficient to pay the holders of shares of the Series A Preferred Stock the full amount to which they are entitled, only the holders of the shares of Series A Preferred Stock and the holders of capital stock of ours that is on a parity with the Series A Preferred Stock, if any, will share ratably in any distribution of our remaining legally available funds and assets.

The Applicable Stated Value of a share of Series A Preferred Stock is $25 with respect to the Series A-1 Shares or the Series A-2 Shares and $30 with respect to the Series A-3 Shares.

A share of Series A Preferred Stock is initially convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of our common stock, resulting in an effective price of $0.25 per share of common stock for the Series A-1 Shares and the Series A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares can currently be converted into 28,000,000 shares of our common stock.  If the Series A-2 Shares are issued, those shares can also currently be converted into 28,000,000 shares of our common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can currently be converted into 13,333,400 shares of our common stock.  The conversion rate of a share of Series A Preferred Stock into shares of our common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if we issue common stock at an effective price less than the current conversion rate, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the conversion rate then in effect for the outstanding Series A Preferred Stock.  Shares of Series A Preferred Stock will be automatically converted into shares of our common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of our common stock that results in gross proceeds to us of at least $45,000,000.

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

As part of the Purchase Agreement, the Board of Directors also amended our Bylaws to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of our stockholders, and to require the Board of Directors to meet at least bi-monthly until March 1, 2006, and at least quarterly after that date.

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

See Note 3 to the condensed consolidated financial statements for a discussion of the accounting for the Series A Preferred Stock.

Going Private Transaction

On May 5, 2005, our Board of Directors unanimously adopted a resolution to seek stockholder approval to amend our Certificate of Incorporation, as amended, to effect a going private transaction involving a 1-for-2,000 reverse stock split of the outstanding shares of our common stock to be followed immediately by a forward 2,000-for-1 split, with stockholders holding less than one full share following the reverse split receiving a cash payment for the value of such fractional share.  If the transactions are approved and completed, we expect to have fewer than 300 stockholders of record, permitting us to terminate the registration of our common stock with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, and to suspend our duty to file reports with the SEC.  We intend to file for termination of such registration and suspension of such reporting requirements as soon as practicable following approval and completion of the split transactions.  Once we make this filing, our common stock will no longer be eligible for quotation on the OTC Bulletin Board.

The Board of Directors believes deregistration would eliminate growing expenses and commitments associated with being a public company.  Deregistration would also allow our management to focus additional attention on operations and financial management, which would further enhance our financial performance and stockholder value.

As discussed above, if the stockholders approve the proposal, stockholders holding less than one share following the reverse stock split will receive a cash payment for the value of such fractional share.  As a result, stockholders who hold fewer than 2,000 shares of our common stock immediately before the split transactions will receive a cash payment equal to $0.35 per pre-split share.  Stockholders holding 2,000 or more shares of our common stock immediately before the split transaction will not be entitled to receive a cash payment and will continue to hold the same number of shares after completion of the reverse and forward split transactions.

The proposed split transactions are subject to approval by the holders of a majority of our outstanding voting shares.  As noted above, the holders of the Series A Preferred Stock are entitled to vote on all matters required or permitted to be voted upon by our common stockholders on an as-converted basis.

As a result, Medcare is the beneficial owner of greater than 50% of our outstanding voting securities.  Medcare has indicated that it intends to vote in favor of the proposed split transactions but has not made any formal commitment to do so.

CIBA Agreement

In February 2005, we and CIBA Vision AG (“CIBA”) entered into the First Amendment to License Transfer and Transition Services Agreement (the “Amendment”).  Under the Amendment, we are no longer obligated to pay to CIBA $3,000,000 in quarterly installments beginning in 2006.  Instead, under the Amendment, we will pay to CIBA a 4% royalty on any net sales from February 2005 until the earlier of December 31, 2009 or the date that CIBA shall have collected $3,250,000 in royalties.  If the aggregate amount of royalties paid to CIBA is less than $3,250,000 by December 31, 2009, then on or before February 15, 2010, we will pay the difference to CIBA.  However, we have the right to terminate our obligation by the payment of $2,000,000 before January 1, 2006.

Other

In November 2002, we submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  In June 2003, Health Canada informed us that it had determined that the sample size submitted in our application was insufficient for approval, and denied the application.  Based on further discussions with Health Canada, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales.  We plan to seek approval from Health Canada in 2005 to restart our clinical trials.

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

As a result of the suspension of sales of our products in 2001 while we were developing the PresVIEW Incision System, we encouraged customers not to perform the SSP using the PSI until the PresVIEW Incision System was available, and we were ready to begin sales of the PSI again.  The packaging of the PSI provided guaranteed sterility only for a limited time, and the sterility date on the PSIs still held by our customers has expired.  An estimated liability of $50,000 was recorded for the possible replacement of these PSIs at our historical manufacturing cost.  The estimate was based on the total number of PSIs that had been sold by us, less an estimate of the number already used.  Rather than replace all of the expired inventory, we may instead grant special pricing on future purchases to these surgeons.  Actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, our estimates and additional charges may have to be taken.

In addition, certain physicians with practices based in the United States purchased surgical kits at international locations prior to 2002.  While certain of these physicians conducted investigational surgeries at international locations for the purpose of research, many of these physicians purchased our products with a desire to participate in anticipated FDA clinical trials.  The physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of return.  Several of these physicians have requested a refund or have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Since we did not sell our products with a right of return, we do not believe we have any liability to repurchase these products.

As a result of our continued suspension of sales, we have been informed by two of our former foreign distributors that they are seeking refunds on unsold products purchased prior to 2002 remaining in their inventory.  We did not sell our products with a right of return and do not believe we have any liability to repurchase these products.

However, as part of future marketing programs in the United States or internationally, we may determine that it is in our best interest to provide some compensation in the form of product discounts or by other means to the surgeons who bought our kits and did not get to participate in the FDA clinical trials or to foreign distributors of our products.  At this time, we are unable to determine the amount of possible compensation, if any, that we may agree to pay in the future.

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

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $166,000.  Since these patents involve a new technology that has not been proven, we cannot yet determine whether these costs are recoverable.  We believe that this technology can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop this technology or this technology cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues.  There were no revenues for the three months ended March 31, 2005 or 2004.  We are conducting investigational clinical trials in the United States, and, therefore, we cannot sell our products in United States until our clinical trials are completed and the FDA approves the sale of our products.  We cannot sell in the European Union and other international markets until we obtain CE Mark registration and other regulatory approvals for our products.  We are in the process of trying to obtain CE Mark approvals for our products, but our lack of funds during 2004 delayed this process.

We expect to restart our clinical trials in Canada and apply to the FDA to begin Phase III clinical trials in the United States during 2005.  Any commercialization of our products in these two countries will not occur in the near future.

We expect to be able to obtain CE Mark registration by early 2006.  However, even if we do obtain CE Mark approvals, we may decide to limit our activities in Europe to a small number of sites until we have the ability to better service our customers in Europe.  Therefore, sales revenue is not expected to be material until at least 2007.

We will have to depend on sales revenue from international markets for the next few years to provide needed working capital while we complete FDA clinical trials in the United States.  We do not currently have personnel with experience in international regulatory requirements or sales.  We may have to depend on distributors and consultants to perform these functions, or we will need to hire personnel with the necessary skill requirements.  In either case, it will take some time to get these operations in place.  Sales revenue will be limited until we can develop an organization structure to support these revenues.

Cost of Sales.  There was no cost of sales for the three months ended March 31, 2005 or 2004, as there were no revenues, as discussed above.  Until we determine how we are going to produce and distribute our products in international markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales.

Selling, General and Administrative Expenses.  For the three months ended March 31, 2005, selling, general and administrative (“SG&A”) expenses were $192,000 compared to $167,000 for the three months ended March 31, 2004, an increase of $25,000.  The increase was principally due to (i) increased costs related to unsuccessful private placements offerings of $13,000, (ii) increased director fees of $13,000 due to an increase in the number of meetings being held, and (iii) an increase in travel expenses of $8,000.  These increases were partially offset by decreased costs for other expenses of $9,000.

With the funding we received in March 2005, we are now planning to go forward with our business plan to complete the clinical trials in the United States, restart the clinical trials in Canada, obtain needed CE Mark approvals in Europe and initiate other activities essential to moving our products toward commercialization.  Therefore, it is likely that our SG&A expenses will increase; however, the timing of the increase will depend on our ability to execute our business plan, including obtaining regulatory approvals.

Salary and Related Expenses.  For the three months ended March 31, 2005, these expenses were $174,000 compared to $133,000 for the three months ended March 31, 2004.  The increase of $41,000 was principally due to a $44,000 stay-pay bonus payment to certain employees that was triggered by the March 2005 financing, partially offset by a decrease in salaries as compared to the prior year.

Our salary and related expenses may increase in the future as we may hire additional personnel in connection with establishing our manufacturing, distribution, marketing and regulatory operations.  Because of our lack of funding in 2004, we could not hire additional personnel to perform these functions.  We cannot, at this time, determine to what extent our salary and benefits costs will increase.  The amount of any increase will be influenced by whether these functions are staffed primarily with employees or with consultants.  Until revenues are greater and funding is assured, it may be more practicable to use consultants even though that may be more expensive in the short term.

Stock-based Compensation:  Stock-based compensation was $209,000 for the three months ended March 31, 2005 compared to ($11,000) for the three months ended March 31, 2004.  As a result of the March 2005 financing, there was a change in control as defined in our stock option plan, which resulted in the vesting of the non-vested portion of all outstanding options on March 1, 2005.  The stock-based employee compensation expense for the quarter ending March 31, 2005 included a charge of $169,000 as a result of the vesting of options on March 1, 2005 from the change in control.  Stock-based employee compensation was negative for the three months ended March 31, 2004 due to the expiration of certain options prior to their vesting, which resulted in a reduction in previously recognized compensation expense of $170,000.

Professional Services.  Professional service fees were $59,000 for the three months ended March 31, 2005 compared to $276,000 for the three months ended March 31, 2004.  The $217,000 decrease in professional services was the result of a decrease of $326,000 in consulting fees and $4,000 in other fees partially offset by an increase of $113,000 in legal fees.

The decrease in consulting fees are due principally to a $395,000 decrease in fees to investment advisors that provided services related to long-range financial planning and investor relations.  The decrease was due to the forgiveness of certain fees accrued in prior years.  Other consulting fees, primarily related to the fees paid by us to a consultant to the Board of Directors on the March 2005 private placement, increased by $69,000.  The increase in legal fees between the two periods was primarily the result of fees incurred in defending the Company in the lawsuit brought by Biolase Technology, Inc. seeking a declaratory judgment to nullify one of our patents.  We expect that we will continue to incur substantial legal fees related to this lawsuit.

Future costs related to defending our patents, hiring consultants for regulatory matters in various countries and hiring consultants to assist in the continued development and commercialization of the SSP will cause an increase in our consulting costs.  The full extent of that increase cannot be determined at this time while we determine whether additions to our staff to establish our manufacturing, distribution, marketing and regulatory operations will primarily be employees or consultants.

Clinical Trials:  The cost incurred for our FDA and other clinical trials decreased $172,000 to $159,000 for the three months ended March 31, 2005 compared to $331,000 for the three months ended March 31, 2004.  The decrease in clinical trial costs reflects the fact that, because of our lack of funds, starting in 2004, we had slowed the FDA Phase II clinical trials to preserve our cash.  As a result, we had not added any new investigational sites to the three sites that were initiated in the first quarter of 2004, had slowed patient recruitment, and had assumed much of the daily management of the clinical trials internally to reduce fees to outside consultants.  Because of these steps, we reduced expenses for equipment purchases for our investigators by $139,000, consulting fees by $77,000, travel expenses by $28,000 and other expenses by $5,000.  These decreases were partially offset by $57,000 in increased payments to investigators and a $20,000 increase in salaries from a stay-pay bonus paid in the first quarter of the current year.

We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we increase the number of investigational sites participating in our Phase II clinical trials up to as many as ten sites and, subject to FDA approval, begin Phase III of the clinical trial.  We also expect to seek approval to restart our clinical trials in Canada for ocular hypertension and primary open angle glaucoma, which we believe could be approved during 2005.  We currently expect to request approval for three sites in Canada to conduct these clinical trials.  In Europe, we may start investigational sites during 2005 before trying to commercialize our products in Europe by 2006, assuming CE Mark approval.

Research and Development Expense.  Research and development expense was $7,000 for the three months ended March 31, 2004.  No research and development expense was incurred in the current quarter.  The prior year expense was the result of the amortization of the prepaid consulting contract with Dr. Schachar, our former Chief Scientist, for his continuing research on the device to treat age-related macular degeneration.  The Company decided not to continue to pursue the development of that device and wrote off the remaining balance of the prepaid consulting contract in September 2004.

There may be some research and development expenses incurred in the current year as we pursue ways to improve the SSP.  We do not expect to spend any additional funds on research for the SEVFL during the next year.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $58,000 for the three months ended March 31, 2005 compared to $91,000 for the three months ended March 31, 2004.  Of the $33,000 decrease, amortization of patents and trademarks decreased approximately $32,000 and depreciation decreased approximately $1,000.

The decrease in patent and trademark amortization primarily reflects the write-off of $31,000 in patent costs in 2004.  There was no write-off of patent costs in 2005.  The write-off of patents in 2004 was related to a continuing cost-benefit analysis, whereby we decided not to maintain or pursue patents in countries where the cost of obtaining or defending those patents appears to outweigh the potential return from sales of our products.  However, we have continued to maintain or pursue patents in most major economic markets.

Other Income (Expense), Net.  Other expense of $63,000 for the three months ended March 31, 2005 consisted primarily of interest expense of $75,000 which was partially offset by $12,000 in interest income on our cash balances.  Interest expense represented the accretion of discount of $22,000 on the liability for the separation and consulting agreement with Dr. Schachar, interest expense of $14,000 on the Medcare bridge loan and on the convertible debt, and the accretion of discount of $39,000 on the convertible debt.

Other expense of $26,000 for the three months ended March 31, 2004 consisted primarily of interest expense of $31,000 which was partially offset by $5,000 in interest income on our cash balances.  Interest expense represented the accretion of discount on the liability for the separation and consulting agreement with Dr. Schachar.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior period’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5,851,000 at March 31, 2005.  This represents an increase of $5,651,000 since December 31, 2004.  The increase was the result of the $6,801,000 received from the March 2005 private placement (net of issue costs), less $250,000 in net repayments of debt, $61,000 in additions to patents and trademarks and $839,000 in funds used for operations.

We have been attempting to raise adequate capital to be able to conduct our FDA clinical trials for the treatment of presbyopia, resume our clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, apply to begin clinical trials for ocular hypertension and primary angle glaucoma in the United States, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.  Management has had to devote a significant amount of time to raising capital rather than to these matters.  Our management took certain steps in 2004 and 2003 to reduce cash expenditures while pursuing additional financing.  In January 2005, a bridge loan of $500,000 was made by an investor who later funded a $7,001,000 private placement of preferred stock and a warrant in March 2005 (see above).  Management believes, as a result of the March 2005 private placement, that it has adequate funds on hand to pursue our current business plan until approximately the second quarter of 2006.  Assuming we receive permission to start our Phase III clinical trials from the FDA, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, we have a commitment for an additional $7,000,000 to be funded in March 2006 by Medcare.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent us from achieving our current business plan over the next twelve months or prevent or delay our receiving the additional financing.

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

While the Company anticipates the reintroduction of the SSP in the European Union by early 2006, assuming appropriate CE Mark approvals, it does not expect to generate any significant amount of revenues until 2007.  These revenues are expected to provide a source of additional funding for us.  However, the possible additional funding in March 2006 by Medcare and the anticipated revenues from international sales may not provide adequate funds to continue our business plan for the next few years.  Therefore, we may still require additional debt and/or equity financing to complete our business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

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

OTHER

Recently Issued Accounting Pronouncements:  In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”.  This statement revised SFAS No. 123 originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation.  Under the revised SFAS 123, public entities are also required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities must now estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for the modification of the terms or conditions of an award under the revised statement is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first annual reporting period that begins after December 15, 2005.  The Company has already adopted SFAS No. 123; however, the Company does not recognize forfeitures until they occur.  Therefore, the Company will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date and recognize the change, if any, as a cumulative change in accounting principle.  The adoption of this statement is not expected to have a material effect on the results of operations.

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

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.  This Quarterly Report on Form 10-QSB contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the assumptions, beliefs and opinions of our management.  When used in this document, the words “anticipate”, “believe”, “continue”, “estimate”, “expect”, “intend”, “may”, “should”, “plan”, “potential” and similar expressions are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from what management currently believes.

Such risks and uncertainties include, among other things, failure to have sufficient funds to complete our investigational clinical trials and bring our products to market; failure to develop and commercialize existing and new products or product enhancements; risks associated with setting up the marketing, distribution, regulatory and manufacturing operations as we commercialize and expand our operations; failure to obtain or maintain necessary regulatory approvals; failure to maintain or obtain proprietary intellectual property rights; failure to obtain or maintain customer and physician acceptance or third party reimbursement; intense competition from companies with greater financial, technical and marketing resources; risks associated with product liability and product defects; and risks associated with general economic conditions Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those described herein.  The forward-looking statements made in this document speak only to the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

See “Cautionary Statements” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission for a more complete discussion of the risks and uncertainties affecting us.

ITEM 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating, processing, recording and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be disclosed by the Company in reports that it files or submits under the Exchange Act.  There have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A vendor agreed to accept a portion of its compensation paid during the 2005 fiscal year in stock rather than cash.  The vendor received 37,540 shares of common stock in lieu of $6,962 in fees due them.  The shares were issued in February and April 2005.  These shares are not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Certificates evidencing these shares contain a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as transactions not constituting a public offering of securities.  These shares were issued in privately negotiated transactions without general solicitation or advertising with persons that were sophisticated and had access to any information they might have required or requested.  They also had every opportunity to verify information, to obtain additional information and to ask questions of Refocus.

On May 12, 2005, Refocus granted options to purchase an aggregate 1,183,042 shares of its common stock at $0.60 per share with a term of five year to its President and Chief Executive Officer, Terence A. Walts, and Chief Financial Officer, Mark A. Cox.  These options vest in three equal installments, with the first installment vesting immediately and the second and third installments vesting on March 1, 2006 and 2007, respectively.  The stock underlying the options is not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Agreements representing these options contain a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as transactions not constituting a public offering of securities. These options were issued in accordance with the employment agreements of these officers. For accounting purposes, these options were considered granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005.

Additionally, on May 12, 2005, Refocus granted options to purchase an aggregate of 2,900,000 shares of Company common stock to its employees, including its Chief Executive Officer and Chief Financial Officer, and an aggregate of 1,600,000 shares of Company common stock to certain of its non-employee directors.  These grants are subject to stockholder approval of an amendment to the Company’s existing stock option plan to increase the number available shares under that plan.  For a description of options granted to non-employee directors and executive officers, see “Item 5.  Other Information” in this Quarterly Report on Form 10-QSB.  The options granted to non-executive officer employees vest in four equal installments, with 25% vesting on the date of grant and 25% vesting on each anniversary of the date of grant.  The options granted to non-executive officer employees have an exercise price of $0.25 per share and a term of ten years from the date of vesting.  The closing quote for the Company’s common stock on the OTC Bulletin Board on May 12, 2005, was $0.23 per share.  The stock underlying the options granted to employees and directors is not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Agreements representing these options contain a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as transactions not constituting a public offering of securities.

Item 5.  Other Information.

Director Compensation

On May 12, 2005, the Board of Directors of the Company, at the recommendation of the Compensation Committee of the Board of Directors, approved the following changes to the Company’s director compensation policy:

•                                          A one-time grant of options to purchase shares of Company common stock ranging from 200,000 to 950,000 shares was made to certain non-employee directors, subject to stockholder approval of an amendment to the Company’s existing stock option plan to increase the number available shares under that plan.  These options vest in four equal installments, with 25% vesting on the date of grant and 25% vesting on each anniversary of the date of grant.  These options have an exercise price of $0.25 per share and a term of ten years from the date of vesting.  The closing quote for the Company’s common stock on the OTC Bulletin Board on May 12, 2005, was $0.23 per share.  The annual grant of options to purchase common stock to directors under the current director compensation policy will continue in effect.

•                                          The annual cash fee paid to non-employee directors was increased from $10,000 to $15,000.

•                                          In addition, a one-time fee of $40,000 was authorized to be paid to the Chairman of the Strategic Initiatives Committee of the Board of Directors of the Company upon the issuance of special report of that committee.

Employment Agreements and Executive Compensation

The Board of Directors of the Company approved, at the recommendation of the Compensation Committee of the Board of Directors, the extension of the term of the current employment agreement between the Company and its President and Chief Executive Officer, Terence A. Walts, until May 1, 2007.  The employment agreement was scheduled to expire in September 2005.

Additionally, the Board of Directors of the Company, at the recommendation of the Compensation Committee of the Board of Directors, granted options to purchase shares of Company common stock to the Company’s employees, including its executive officers, subject to stockholder approval of an amendment to the Company’s existing stock option plan to increase the number available shares under that plan.  The Chief Executive Officer and Chief Financial Officer were granted options to purchase 1,500,000 and 1,000,000 shares, respectively.  Options to purchase one-third of the total shares pursuant to the options to purchase Company common stock granted to the Chief Executive Officer and Chief Financial Officer vest in four equal installments, with 25% vesting on the date of grant and 25% vesting on each anniversary of the date of grant.  The remainder of the options to purchase shares pursuant to the options vest upon certain milestones in installments, with 25% vesting on the date of satisfaction of the milestone and 25% vesting on each anniversary of the date of the satisfaction of the milestone.  The options have an exercise price of $0.25 per share and a term of ten years from the date of vesting.  The closing quote for the Company’s common stock on the OTC Bulletin Board on May 12, 2005, was $0.23 per share.  If the executive officer is terminated by the Company for reasons other than cause, the executive officer has a twelve month period to exercise all vested shares under the option.  Otherwise, the executive officer has a period of 90 days to exercise all vested shares under the option.

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

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
May 16, 2005		Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)