Form 10QSB
period 2005-06-30
REFOCUS GROUP INC
filed 2005-08-15
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

214-368-0200
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Number of shares of common stock, par value $.0001 per share, outstanding as of August 10, 2005:  24,669,105 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Table of Contents

Refocus Group, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2005	2004
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	251,121	235,031
Salary and related expenses	134,026	132,500
Stock-based employee compensation	224,303	80,258
Professional services	394,064	247,172
Clinical trials	333,802	258,809
Research and development	—	7,331
Depreciation and amortization	69,335	58,897

LOSS FROM OPERATIONS	(1,406,651)	(1,019,998)

OTHER INCOME (EXPENSE):
Interest income	33,544	2,910
Interest expense	(19,550)	(28,773)
Total	13,994	(25,863)
NET LOSS	$(1,392,657)	$(1,045,861)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.04)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,667,786	23,442,182

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,
	2005	2004
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	443,213	401,606
Salary and related expenses	307,584	265,843
Stock-based employee compensation	433,317	69,372
Professional services	452,922	522,674
Clinical trials	492,575	589,796
Research and development	—	14,659
Depreciation and amortization	126,960	150,075

LOSS FROM OPERATIONS	(2,256,571)	(2,014,025)

OTHER INCOME (EXPENSE):
Interest income	45,583	8,092
Interest expense	(95,042)	(59,938)
Total	(49,459)	(51,846)
NET LOSS	$(2,306,030)	$(2,065,871)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.09)	$(0.09)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,300,001	23,409,114

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$4,510,627	$199,627
Accounts receivable - other	31	—
Inventory	18,645	8,886
Prepaid expenses	343,107	141,149
Total current assets	4,872,410	349,662
Property and Equipment - net	5,009	6,873
Patent Costs - net	1,044,699	929,398
Non-Compete Agreement - net	325,472	423,114
Prepaid Consulting Expense	41,113	71,947
Total Assets	$6,288,703	$1,780,994

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$412,991	$553,909
Accrued expenses	235,412	203,099
Current portion of separation and consulting agreement	256,000	266,695
Current portion of convertible debt	—	231,346
Customer deposits	23,000	23,000
Total current liabilities	927,403	1,278,049
Long-Term Liabilities
Separation and consulting agreement	407,293	509,035
Convertible debt	—	247,071
CIBA obligation	2,000,000	2,000,000
Total long-term liabilities	2,407,293	2,756,106

Series A Convertible Preferred Stock (conditionally redeemable) - 760,000 shares authorized; 280,000 shares issued:
Series A-1 convertible preferred stock	4,910,376	—
Warrant and option to purchase Series A convertible preferred stock	1,890,344	—
	6,800,720	—
Commitments and Contingencies	—	—
Shareholders' Equity (Deficiency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized; 760,000 designated as Series A, remainder unissued	—	—
Warrants for the purchase of common stock	1,961,050	1,961,050
Common stock: 120,000,000 shares of $.0001 par value authorized, 24,669,105 shares in 2005 and 23,542,770 shares in 2004 issued and outstanding	2,467	2,354
Paid-in capital	22,895,866	22,183,501
Accumulated deficit	(28,706,096)	(26,400,066)
Total shareholders' equity (deficiency)	(3,846,713)	(2,253,161)
Total Liabilities and Shareholders' Equity (Deficiency)	$6,288,703	$1,780,994

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(2,306,030)	$(2,065,871)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	126,960	150,075
Stock-based employee compensation	433,317	69,372
Stock-based vendor cost	6,962	102,726
Interest accreted on discounted liability	80,250	59,938
Cash provided (used) by working capital items:
Accounts receivable	(31)	10,000
Inventory	(9,759)	(8,244)
Other assets	(171,124)	(146,631)
Accounts payable, accrued expenses and other liabilities	(257,510)	(267,491)
Net Cash Used by Operating Activities	(2,096,965)	(2,096,126)

Cash Flows from Investing Activities:
Additions to furniture and equipment	(623)	—
Additions to patents and trademarks	(142,132)	(51,746)
Net Cash Used by Investing Activities	(142,755)	(51,746)

Cash Flows from Financing Activities:
Proceeds from private placement, net of expenses	6,800,720	—
Exercise of common stock options	—	1,223
Borrowings	500,000	—
Borrowings repaid	(750,000)	—
Net Cash Provided by Financing Activities	6,550,720	1,223

Net Increase (Decrease) in Cash and Cash Equivalents	4,311,000	(2,146,649)
Cash and Cash Equivalents, beginning of year	199,627	2,999,784
Cash and Cash Equivalents, end of period	$4,510,627	$853,135

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus” or the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  Management of Refocus believes that, as a result of $7,001,000 in funding received in March 2005 (see Note 4), Refocus has adequate resources to fund operations until approximately the end of the first quarter of 2006 based on its current business plan.  In addition, assuming the Company receives permission to start its Phase III clinical trials, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, the Company has a commitment for an additional $7,000,000 to be funded in March 2006.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan or delay or prevent it from receiving the additional financing.

Management of Refocus believes the Company will still need to find additional funding in later years to conclude its clinical trials and bring its products to market.  There can be no assurance that additional financing can be obtained on reasonable terms or at all.  Operating in an emerging medical technology market involves risks and uncertainties; the Company cannot predict with certainty the total amount of expenditures and the amount of time required to, or whether it will, achieve its goals.  The Company’s success ultimately depends on the acceptance of its products and its ability to achieve and sustain profitable operations.  See Note 2 for a discussion of the Company’s ability to continue as a going concern and its plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on the Company.

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

The Company filed an investigational device exemption application with the FDA in March 2003 to obtain approval for initiating Phase II clinical trials.  In December 2003, the Company received approval to start Phase II clinical trials.  The Company started these clinical trials during the first quarter of 2004.  The Company has recently applied to start its Phase III clinical trials.

The Company had also received permission from Health Canada (the Canadian equivalent of the FDA) in 2000 to begin clinical trials of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In November 2002, the Company submitted an application for approval to commercialize the PSI in Canada.  In June 2003, Health Canada denied the application principally due to the insufficient size of the clinical trials.  Health Canada has indicated the Company would have to increase the size of its clinical trials using more sites and significantly more patients before approval could be reconsidered.  The Company expects to seek approval to restart these clinical trials during 2005.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries, including PC Lens Corp, which has conducted research into a single element variable focus lens (“SEVFL”) for use in commercial applications.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) and which should be read in conjunction with this quarterly report.

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

Cash and cash equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.  At June 30, 2005, approximately $4,272,000 of cash and cash equivalents was held in a money market account.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  During the six months ended June 30, 2005 and 2004, the Company determined not to maintain or pursue certain patents and wrote off $9,937 and $31,094 in related capitalized costs, respectively.   The cost of an issued patent is amortized over its actual or estimated life.  The cost of maintaining patents after they are issued is charged to expense.

The following tables show the capitalized value of patents and trademarks as of June 30, 2005 and December 31, 2004, respectively.

	Costs	Amortization	Net
PSI and related product patents	$1,062,749	$188,295	$874,454
Trademarks	3,858	—	3,858
SEVFL Patents	224,062	57,675	166,387
Balance at June 30, 2005	$1,290,669	$245,970	$1,044,699

PSI and related product patents	$938,135	$175,911	$762,224
Trademarks	838	—	838
SEVFL Patents	219,502	53,166	166,336
Balance at December 31, 2004	$1,158,475	$229,077	$929,398

For the three months ended June 30, 2005 and 2004, amortization expense for patents was $19,245 (including $9,937 for patents written off) and $7,768, respectively.  For the six months ended June 30, 2005 and 2004, amortization expense for patents was $26,831 (including $9,937 for patents written off) and $47,817 (including $31,094 for patents written off), respectively.  The estimated aggregate amortization expense for the remainder of the current year is approximately $18,600 and for each of the succeeding five fiscal years will be approximately $36,800 each year, based on capitalized costs at June 30, 2005.

A portion of the costs incurred in connection with the February 2003 Severance, Release and Consulting Agreement (the “Consulting Agreement”) with our former Chief Scientist was allocated to a non-compete agreement and is being amortized over its life of four years on a straight-line basis.  The $325,472 capitalized value of the non-compete agreement at June 30, 2005 was net of $455,662 of accumulated amortization.  Amortization of the non-compete agreement was $48,821 and $97,642 for both the three and six months ended June 30, 2005 and 2004, respectively.  The estimated amortization expense for the remainder of the current year is $97,641, and for 2006 - $195,284 and for 2007 - $32,547.

Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value due primarily to their short-term nature.

The carrying value of the liability for the Consulting Agreement was $663,293 at June 30, 2005.  That value was based on the assumption that all amounts due under the contract would be disbursed by March 6, 2007.  The payments are now expected to be spread over an additional year.  The Company estimated the fair value of this liability, based on the current anticipated payment schedule and a discount rate to reflect appropriate risk, was approximately $618,000 at June 30, 2005.

                The estimated fair value of financial instruments has been determined by the Company based on available market information and appropriate valuation methodologies.  However, considerable judgment is necessarily required in interpreting market data to develop the fair value estimates.  The estimates, therefore, may not be indicative of the amount the Company might realize in a current market exchange.

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

Research and Development Costs:  Research and development costs are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  As part of the Consulting Agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expenses for research and development of a device to treat age—related macular degeneration.  The remaining balance of the prepaid consulting expense was written off in September 2004 as a result of the Company determining not to continue to pursue the development of that device.

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

During May 2005, the Board of Directors approved the issuance of certain stock options to employees subject to the approval of an increase in the number of shares authorized under the stock option plan by the Company’s stockholders.  However, since the approval of the increase in the number of authorized shares is reasonably assured (see Note 7), for accounting purposes those options are assumed to be issued on their grant date for purposes of calculating stock-based compensation.

For options issued during the six months ended June 30, 2005 and 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the six months ended June 30, 2005 was approximately $0.19 per share and during the six months ended June 30, 2004 was approximately $0.43 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2005	2004
Expected dividend yield	0.00%	0.00%
Expected volatility	130.60%	111.06%
Risk-free interest rate	4.00%	2.86%
Expected option lives	6.6 years	4.6 years

The Company recognized stock-based employee compensation expense of $224,303 and $433,317 for the three and six months ended June 30, 2005, respectively, as compared to $80,258 and $69,372 for the three and six months ended June 30, 2004, respectively.  As a result of the March 2005 financing (see Note 4), there was a change in control, as defined in the stock option plan, which resulted in the vesting of the non-vested portion of all outstanding options on March 1, 2005.  The stock-based employee compensation expense for the six months ended June 30, 2005 included a charge of $169,165 for the vesting of options on March 1, 2005 from the change in control.  Stock-based employee compensation for the three and six months ended June 30, 2004  included $5,476 and $175,287, respectively, in reductions in previously recognized compensation expense due to the expiration of certain options prior to their vesting.

Net loss per share:  The net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 7,421,470 shares of common stock and warrants to purchase 5,967,500 shares of common stock in 2005, and options to purchase 1,770,578 shares of common stock and warrants to purchase 5,157,500 shares of common stock in 2004, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Series A-1 Convertible Preferred Stock into 28,000,000 shares of common stock was also not included in the calculation of diluted loss per share in 2005 as it would have been anti-dilutive.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  APB Opinion No. 20 “Accounting Changes” required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the  period-specific effects, the statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable.  A corresponding adjustment would be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of a change,  the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.  Retrospective application of a change in accounting principle is limited to the direct effects of the change.  Indirect effects of a change should be recognized in the period of change.  This statement does not change the reporting of a correction of an error in previously issued financial statements or a change in accounting estimate.  This statement is effective for accounting changes and corrections of errors occurring in fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

NOTE 2 — GOING CONCERN

The Company has been attempting to raise adequate capital to be able to conduct its FDA clinical trials for the treatment of presbyopia, resume its clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, apply to begin clinical trials for ocular hypertension and primary angle glaucoma in the United States, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.   Management has had to devote a significant amount of time to raising capital rather than to these matters.  Management of the Company took certain steps in 2004 to reduce cash expenditures while pursuing additional financing.  Management believes, as a result of the March 2005 private placement (see Note 4), that it has adequate funds on hand to pursue its current business plan until approximately the end of the first quarter of 2006.  Assuming the Company receives permission to start its Phase III clinical trials from the FDA, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, the Company has a commitment for an additional $7,000,000 to be funded in March 2006 (see Note 4).  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent it from achieving its current business plan over the next twelve months or delay or prevent it from receiving the additional funding.

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

While the Company anticipates the reintroduction of the SSP in the European Union in 2006, assuming appropriate CE Mark approvals, it does not expect to generate any material amount of revenues until 2007.  These revenues are expected to provide a source of additional funding for the Company.  However, the possible additional funding in March 2006 and the anticipated revenues from international sales may not provide adequate funds to continue the Company’s business plan for the next few years.  Therefore, the Company may still require additional debt and/or equity financing to complete its business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

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

NOTE 3 — GOING PRIVATE

On May 5, 2005, the Board of Directors unanimously adopted a resolution to seek stockholder approval to amend the Company’s Certificate of Incorporation to effect a going private transaction involving a 1-for-2,000 reverse stock split of the outstanding shares of the Company’s common stock to be followed immediately by a 2,000-for-1 forward stock split, with stockholders holding less than one full share following the reverse split receiving a cash payment of $0.35 per share on a pre-split basis.  If the transactions are approved and completed, the Company expects to have fewer than 300 stockholders of record, permitting the Company to terminate registration of its common stock under the Securities Exchange Act of 1934, as amended, and to suspend its duty to file reports with the SEC.  The Company intends to file for termination of such registration and suspension of such reporting requirements as soon as practicable following approval and completion of the split transactions.  Once the Company makes this filing, its common stock will no longer be eligible for quotation on the OTC Bulletin Board.

The Board of Directors believes that going private will eliminate growing expenses and commitments associated with being a public company.  It will also allow the management of the Company to focus additional attention on operations and financial management, which would further enhance the Company’s financial performance and stockholder value.

If the stockholders approve the reverse stock split proposal, stockholders holding less than one full share following the reverse stock split will receive a cash payment for such fractional share.  As a result, stockholders who hold fewer than 2,000 shares of the Company’s common stock immediately before the split transactions will receive a cash payment equal to $0.35 per share.  Stockholders holding 2,000 or more shares of the Company’s common stock immediately before the split transactions will not be entitled to receive a cash payment and will continue to hold the same number of shares after completion of the reverse and forward split transactions.

The proposed split transactions are subject to approval by the holders of a majority of the outstanding voting shares of the Company.  The Company filed appropriate documents with the SEC on June 16, 2005 and is currently in the SEC review process.  The Company cannot yet determine if or when the SEC review process will be concluded, or if any changes to the proposed transaction may be required as a result of the review.  As discussed in Note 4, the holder of the Series A Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the Company’s common stockholders on an as-converted basis.  As a result, Medcare Investment Fund III, Ltd. (“Medcare”) is the beneficial owner of greater than 50% of the Company’s outstanding voting securities.  Medcare has indicated that it intends to vote in favor of the proposed split transactions but has not made any formal commitment to do so.

NOTE 4 — MARCH 2005 PRIVATE PLACEMENT

On January 27, 2005, the Company entered into a secured bridge note with Medcare for $500,000 to provide working capital for the Company while the Company finalized negotiations for a private placement investment by Medcare.  The note was secured, was guaranteed by the Company’s subsidiaries, bore interest at 8% and was to be repaid upon the earlier of the closing of an investment by Medcare or July 26, 2005.  On February 25, 2005, the Company and Medcare entered into a term sheet (the “Term Sheet”) outlining the proposed investment by Medcare in the Company.  On March 1, 2005, a Securities Purchase Agreement (the “Purchase Agreement”), which documented the transactions outlined in the Term Sheet, was finalized.

                In anticipation of entering into the Purchase Agreement, on March 1, 2005, the Board of Directors of the Company, pursuant to the Certificate of Incorporation of the Company, exercised its authority to issue in one or more series up to 10,000,000 shares of the Company’s preferred stock.  On that date, the Company filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon its filing.  The Certificate of Designation established a Series A-1 Convertible Preferred Stock  (“Series A-1 Shares”), consisting of 280,000 shares, a Series A-2 Convertible Preferred Stock (“Series A-2 Shares”), consisting of 280,000 shares, and a Series A-3 Convertible Preferred Stock (“Series A-3 Shares”), consisting of 200,000 shares (collectively, the “Series A Preferred Stock”).

        On March 1, 2005, pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1 Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan, including accrued interest of $3,667, and to repay a portion of the convertible debt issued in October and November 2004 (see Note 6).  The remainder of the funds will be used for general working capital purposes.

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

Upon the occurrence of a liquidation event, which is defined as a liquidation, dissolution or winding up of the Company, an acquisition of the Company that results in the sale of more than 50% of the outstanding voting power of the Company, or the sale or exclusive license of all or substantially all of the assets of the Company, the holders of the Series A Preferred Stock will be entitled to receive, out of the legally available funds and assets of the Company, before any payment is made on any shares of the Company’s common stock or other junior stock, an amount per share equal to the greater of:

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

                A share of Series A Preferred Stock is initially convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of the Company’s common stock, resulting in an effective conversion price of $0.25 per share of common stock for the Series A-1 Shares and the Series A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares issued March 1, 2005 can currently be converted into 28,000,000 shares of the Company’s common stock.  If the Series A-2 Shares are issued, those shares can also currently be converted into 28,000,000 shares of the Company’s common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can currently be converted into 13,333,400 shares of the Company’s common stock.  The conversion rate of a share of Series A Preferred Stock into shares of the Company’s common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if the Company issues common stock at an effective price that is less than the current conversion rate, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the conversion rate then in effect for the outstanding Series A Preferred Stock.  Shares of Series A Preferred Stock will be automatically converted into shares of the Company’s common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of the Company’s common stock that results in gross proceeds to the Company of at least $45,000,000.

                    The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by the common stockholders of the Company.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of the Company’s common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and the Company’s common stock will vote together as a single class.  As a result, the holder of the Series A-1 Shares controls over 50% of the Company’s voting stock at March 1, 2005 and, thus, controls the Company.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

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

In the Purchase Agreement, the Company represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 shares of the Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors of the Company, including at least two-thirds of the Series A Directors, the Company will not:

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

•                                          recommend an amendment of the Company’s existing restricted stock and stock option plan or approval of any new equity incentive plan; or

•                                          form or acquire any subsidiary, joint venture or similar business entity.

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

As part of the Purchase Agreement, the Board of Directors also amended the Bylaws of the Company to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% or more of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of the stockholders, and to require the Board of Directors to meet at least bi-monthly until March 1, 2006, and at least quarterly after that date.

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

In connection with the issuance of the Series A-1 Shares, the warrant to acquire the Series A-3 Shares and the right to acquire the Series A-2 Shares, the Company estimated the fair value of the stock, warrant and right and allocated the funds received based on the relative fair values of these components.

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

The Company determined a fair value for the Series A-1 Shares based on the number of shares of common stock that can currently be acquired upon its conversion.  The Company believes that the closing market price of its common stock of $0.13 per share on March 1, 2005, as quoted on the OTC Bulletin Board system, did not represent the fair value of the common stock acquirable through conversion of the Series A-1 Shares because the issuance of the Series A-1 Shares resulted in a change in control of the Company.  The Company believes that the fair value assigned to the Series A-1 Shares should reflect a control premium.  Therefore, the Company used an estimate of the value a third party might be willing to pay for a control block of common stock to determine the fair market value of the shares acquired by Medcare.

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

The Series A Preferred Stock is convertible into the Company’s common stock at any time.  If that conversion feature has an intrinsic value at the date the preferred stock was sold or the option or warrant granted, then a portion of the funds received would have to be allocated to this feature.  An intrinsic value exists for a beneficial conversion feature if the market value of the common stock that can be acquired by conversion of the Series A-1 Shares is greater than the carrying value of those shares before issue costs, or if the market value of the common stock that can be acquired by the conversion of the Series A-2 Shares or the Series A-3 Shares acquirable by exercise of the right or warrant is greater than the carrying value of the right or warrant to acquire those shares plus the additional amount payable on exercise of the right or warrant.  The Company determined that the conversion features related to the Series A-1 Shares, the Series A-2 Shares and the Series A-3 Shares did not have any intrinsic value at March 1, 2005.   Therefore,  no portion of the investment was allocated to those features.

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

Since the redemption right with respect to the Series A Preferred Stock is conditional, the Series A Preferred Stock is not a liability under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” but should be classified as equity.  However, under EITF D-98 “Classification and Measurement of Redeemable Securities”, the Series A Preferred Stock is classified outside of permanent stockholders’ equity.  Except in the case of an ordinary liquidation event which involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity.  Medcare controls over 50% of the voting securities of the Company since the Series A-1 Shares held by Medcare can vote on all matters in which the common stockholders are required or permitted to vote.  Therefore, Medcare would be able to control a vote to redeem the Series A Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A-1 Shares could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.  The Company has also classified the fair values assigned to the option and warrant as outside of permanent equity as the preferred stock acquirable by exercise of either right will have the same terms as the Series A-1 Shares currently outstanding and could be redeemable at the option of the holder and outside the control of the issuer.

In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Officer, together, were entitled to receive options equal to 3.5% of the equivalent number of shares of common stock issued in this financing, assuming conversion of the Series A-1 Shares and the Warrant, up to $5,540,000 of the $7,000,000 in financing.  These officers received options to purchase a total of 1,144,934 shares of common stock at an exercise price of $0.60 per share and with a term of five years.  The options vest 1/3 immediately with the remainder vesting equally on March 1, 2006 and 2007.  For accounting purposes, these options were considered to be granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005 (see Note 7).

NOTE 5 — CIBA AGREEMENT

In February 2005, the Company and CIBA Vision AG (“CIBA”) entered into the First Amendment to License Transfer and Transition Services Agreement (the “Amendment”).  Under the Amendment, the Company is no longer obligated to pay to CIBA an aggregate of  $3,000,000 in quarterly installments beginning in 2006.  Instead, under the Amendment, the Company will pay to CIBA a 4% royalty on any net sales from February 2005 until the earlier of December 31, 2009 or the date that CIBA shall have collected an aggregate of $3,250,000 in royalties.  If the aggregate amount of royalties paid to CIBA is less than $3,250,000 by December 31, 2009, then on or before February 15, 2010, the Company will pay the difference to CIBA.  However, the Company has the right to terminate its obligation by the payment of $2,000,000 before January 1, 2006.  Therefore, the Company recorded a liability of $2,000,000.  After December 31, 2005, the Company will record the additional royalty commitment of $1,250,000 on a straight line basis over the remaining four years of the Amendment ending December 31, 2009, or $312,500 annually.  The liability is shown as the “CIBA obligation” in the accompanying condensed consolidated balance sheets.

NOTE 6 — CONVERTIBLE DEBT

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

The Notes issued to investors, other than Verus International and its designees, would automatically convert into the Company’s common stock if, among other things, on or prior to the maturity date of the Notes, the Company consummated a financing that was in the form of equity securities of the Company aggregating at least $2,000,000 in new funds, where the proceeds of the financing were to be used for general working capital purposes.  The Company completed a financing that met the criteria for automatic conversion in March 2005 (see Note 4).  The conversion rate of the Notes was based on the equivalent price paid for the Company’s common stock in the financing that triggered the automatic conversion, or $0.25 per share.  On March 1, 2005, a total of 1,088,795 shares of the Company’s common stock were issued upon conversion of the $260,000 in Notes plus accrued interest of $12,201.

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

                 In accordance with their employment agreements, the Company’s Chief Executive Officer and Chief Financial Officer, together, were entitled to receive stock options equal to 3.5% of the 1,088,795 shares of common stock issued on the conversion of the Notes on March 1, 2005.  These officers received options to purchase a total of 38,108 shares of common stock at an exercise price of $0.60 per share and with a term of five years.  The options vest 1/3 immediately with the remainder vesting equally on March 1, 2006 and 2007.  For accounting purposes, these options were considered to be granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005 (see Note 7)

NOTE 7 — STOCK OPTIONS

On March 4, 2003, the Board of Directors adopted the Amended and Restated Presby Corp 1997 Stock Option Plan (the “Plan”).   The total number of shares of common stock available for new grants under the Plan after March 4, 2003, was 4,100,000 shares.  There were options to purchase an aggregate of 161,851 shares of common stock outstanding prior to the amendment and restatement of the Plan.  As a result of the change in control that occurred on March 1, 2005 (see Note 4), the non-vested portion of all outstanding options on that date became vested under the change in control provision in the Plan.

For accounting purposes, options to purchase a total of 1,183,042 shares of common stock that the Company’s Chief Executive Officer and Chief Financial Officer received as a result of the March 2005 private placement (Note 4) and the conversion of the convertible debt (Note 6) were considered to be granted on March 1, 2005.  The fair value of the options under SFAS No. 123 was measured as of March 1, 2005, and that fair value is being amortized to stock-based employee compensation over the vesting period.  The Board of Directors formally granted these options on May 12, 2005.

Additionally on May12, 2005, the Board of Directors authorized the issuance of options to directors and officers to purchase a total of 4,500,000 shares of the Company’s common stock subject to approval by the stockholders of an increase in the authorized shares of common stock available under the Plan.  Normally, the grant date would be the date the stockholders approve the change to the Plan.  However, since the directors appointed by Medcare, one of whom is the president of Medcare's general partner, approved the motion to increase the number of shares available under the Plan by approximately 4,800,000, and since Medcare controls over 50% of the voting stock of the Company, approval of the change is a formality.  Consequently, the grant date for accounting purposes was considered to be May 12, 2005.  When the increase in the number of shares is approved, and taking into account the options for 4,500,000 shares already approved, the Company will have approximately 1,500,000 shares still available for grant under the Plan.

The following table summarizes the information with respect to stock options for the six months ended June 30, 2005 and 2004:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	1,738,428	$1.114	1,111,051	$1.787
Granted	5,683,042	$0.323	950,000	$0.550
Exercised	—	—	(13,295)	$0.092
Canceled or expired	—	—	(277,178)	$1.980
Outstanding at June 30	7,421,470	$0.508	1,770,578	$1.106

Exercisable at June 30	2,841,108		843,229

The following table summarizes information for options outstanding and exercisable at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price
$0.092-$0.25	4,603,170	11.7 years	$0.247	811,503	$0.232
$0.52-$0.64	2,100,892	4.3 years	$0.577	1,312,197	$0.563
$1.98 - $2.31	717,408	3.5 years	$1.985	717,408	$1.985
	7,421,470	8.8 years	$0.508	2,841,108	$0.827

NOTE 8 — SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the six months ended June 30, 2005 and 2004:

	2005	2004
Interest paid	$16,735	$—
Income taxes paid	—	—
Non-cash transactions:
CIBA obligation related to an advance royalty payment exchanged for future quarterly installment payments	—	2,000,000
CIBA obligation related to future quarterly installment payments exchanged for future royalty commitment (see Note 5)	2,000,000	—
Value of common stock issued in lieu of cash to vendors or directors	6,962	102,776
Conversion of convertible debt into common stock	272,199	—

The following supplemental balance sheet information is provided for prepaid expenses and accrued expenses:

	June 30,	December 31,
	2005	2004
Prepaid expenses:
Prepaid insurance	$233,004	$66,767
Prepaid consulting expenses	78,335	61,668
Prepaid FDA clinical trial costs	9,494	10,572
Other prepaid expenses	22,274	2,142
Total	$343,107	$141,149

Accrued expenses:
Accrued salaries, wages and benefits	$—	$1,405
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	30,500	52,000
Accrued interest expense	4,102	12,157
Director fees	132,750	68,500
Accrued taxes	3,057	4,687
Other	15,003	14,350
Total	$235,412	$203,099

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company announced on July 6, 2005, that the United States District Court for the Central District of California had granted its motion to dismiss a lawsuit filed by Biolase Technology, Inc. (“Biolase”) against the Company in February 2005 (Case No. CV05 1415WMB).

In its complaint, Biolase sought a declaratory judgment that the Company’s U.S. Patent No. 5,489,299 titled, “Treatment of Presbyopia and Other Eye Disorders,” is invalid, unenforceable and not infringed by Biolase.  The “299” patent is directed in part to the Company’s principal products and scleral spacing/expansion technology and medical procedures.

In moving to dismiss, the Company argued that Biolase did not meet the prerequisites for cases brought under the Declaratory Judgment Act.  In the order dismissing the case without prejudice (entered June 23, 2005), the court agreed with the Company and found that Biolase failed to show that it had “reasonable apprehension of suit” at the time the case was filed and that it had “taken the necessary concrete steps with the intent to conduct activities which could constitute infringement.”   Both of these conditions must be satisfied for the court to have jurisdiction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

 OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

JUNE 30, 2005

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

At the end of January 2005, an investor loaned us $500,000 in a bridge loan to fund our operations while we negotiated the terms of a larger private placement with that investor.  This private placement of $7,001,000 was consummated in March 2005, as discussed below.  Management believes that, as a result of this funding, we have adequate resources to fund operations until approximately the end of the first quarter of 2006 based on our current business plan.  In addition, assuming we receive permission to start Phase III clinical trials, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, we have a commitment for an additional $7,000,000 to be funded in March 2006.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent us from achieving our current business plan or delay or prevent us from receiving the additional financing.  We believe that we will still need to find additional funding in later years to conclude our clinical trials and bring our products to market.  There can be no assurance that additional financing can be obtained on reasonable terms or at all.  Operating in an emerging medical technology market involves risks and uncertainties; we cannot predict with certainty the total amount of expenditures and the amount of time required to, or whether we will, achieve our goals.  Our success ultimately depends on the acceptance of our products and our ability to achieve and sustain profitable operations.  See “Liquidity and Capital Resources” below for a discussion of our ability to continue as a going concern and our plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on us.

The March 2005 Private Placement

On January 27, 2005, we entered into a secured bridge note with Medcare Investment Fund III, Ltd. (“Medcare”) for $500,000 to provide us with working capital while we finalized negotiations for a private placement investment by Medcare.  On February 25, 2005, we and Medcare entered into a term sheet (the “Term Sheet”) outlining the proposed investment by Medcare in us.  On March 1, 2005, a Securities Purchase Agreement (the “Purchase Agreement”), which documented the transactions outlined in the Term Sheet, was finalized.

In anticipation of entering into the Purchase Agreement, on March 1, 2005, our Board of Directors, pursuant to our Certificate of Incorporation, exercised its authority to issue in one or more series up to 10 million shares of our preferred stock.  On that date, we filed a Certificate of Designation, Rights and Preferences (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, which became effective upon its filing.  The Certificate of Designation established a Series A-1 Convertible Preferred Stock (“Series A-1 Shares”), consisting of 280,000 shares, a Series A-2 Convertible Preferred Stock (“Series A-2 Shares”), consisting of 280,000 shares, and a Series A-3 Convertible Preferred Stock (“Series A-3 Shares”), consisting of 200,000 shares (collectively, the “Series A Preferred Stock”).

On March 1, 2005, pursuant to the Purchase Agreement, the Company issued and sold, and Medcare purchased, 280,000 shares of Series A-1 Shares for an aggregate purchase price of $7,000,000, or $25 per share, and a warrant to purchase 133,334 shares of Series A-3 Shares for a purchase price of $1,000.  A portion of the funds received were used to repay the Medcare bridge loan and to repay a portion of convertible debt issued in October and November 2004.  The remainder of the funds will be used for general working capital purposes.

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

Additionally, pursuant to the Purchase Agreement, in the event that we receive authorization in writing from the United States Food and Drug Administration (the “FDA”) to commence our Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event.  The Series A-2 Shares will be initially convertible into shares of our common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006 if the conditions to the purchase of the Series  A-2 Shares are satisfied prior to that date.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.

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

Upon the occurrence of a liquidation event, which is defined as our liquidation, dissolution or winding up, an acquisition of us that results in the sale of more than 50% of our outstanding voting power, or the sale or exclusive license of all or substantially all of our assets, the holders of the Series A Preferred Stock will be entitled to receive, out of our legally available funds and assets, before any payment is made on any shares of our common stock or other junior stock, an amount per share equal to the greater of:

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

A share of Series A Preferred Stock is initially convertible at the option of the holder of that share, at any time and from time to time, into 100 shares of our common stock, resulting in an effective conversion price of $0.25 per share of common stock for the Series A-1 Shares and the Series A-2 Shares and $0.30 per share of common stock for the Series A-3 Shares.  The Series A-1 Shares can currently be converted into 28,000,000 shares of our common stock.  If the Series A-2 Shares are issued, those shares can also currently be converted into 28,000,000 shares of our common stock.  The Series A-3 Shares, assuming the full exercise of the warrant for those shares, can currently be converted into 13,333,400 shares of our common stock.  The conversion rate of a share of Series A Preferred Stock into shares of our common stock is subject to adjustment, from time to time, for, among other reasons, stock splits, combinations, dividends and distributions.  The conversion rate is also subject to an upward adjustment if we issue common stock at an effective price less than the current conversion rate, or an option, warrant or other instrument convertible into common stock, whose exercise price is less than the conversion rate then in effect for the outstanding Series A Preferred Stock.  Shares of Series A Preferred Stock will be automatically converted into shares of our common stock at the then effective conversion rate upon the closing of an underwritten public offering of shares of our common stock that results in gross proceeds to us of at least $45,000,000.

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by our common stockholders.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and our common stock will vote together as a single class.  As a result, the holder of the Series A-1 Shares controls over 50% of our voting stock at March 1, 2005 and, thus, controls us.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

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

In the Purchase Agreement, we represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 shares of the Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors, including at least two-thirds of the Series A Directors, we will not:

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

•                  recommend an amendment of our existing restricted stock and stock option plan or approval of any new equity incentive plan; or

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

As part of the Purchase Agreement, the Board of Directors also amended our Bylaws to permit any Series A Director to call a special meeting of the Board of Directors, to permit any Series A Director or the holders of 51% or more of the outstanding Series A Preferred Stock, as a single class, to call a special meeting of our stockholders, and to require the Board of Directors to meet at least bi-monthly until March 1, 2006, and at least quarterly after that date.

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

See Note 4 to the condensed consolidated financial statements for a discussion of the accounting for the Series A Preferred Stock.

Going Private Transaction

On May 5, 2005, our Board of Directors unanimously adopted a resolution to seek stockholder approval to amend our Certificate of Incorporation to effect a going private transaction involving a 1-for-2,000 reverse stock split of the outstanding shares of our common stock to be followed immediately by a 2,000-for-1 forward stock split, with stockholders holding less than one full share following the reverse split receiving a cash payment of $0.35 per share on a pre-split basis.  If the transactions are approved and completed, we expect to have fewer than 300 stockholders of record, permitting us to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended, and to suspend our duty to file reports with the Securities and Exchange Commission (the "SEC").  We intend to file for termination of such registration and suspension of such reporting requirements as soon as practicable following approval and completion of the split transactions.  Once we make this filing, our common stock will no longer be eligible for quotation on the OTC Bulletin Board.

The Board of Directors believes that going private will eliminate growing expenses and commitments associated with being a public company.  It will also allow our management to focus additional attention on operations and financial management, which would further enhance our financial performance and stockholder value.

If the stockholders approve the reverse stock split proposal, stockholders holding less than one full share following the reverse stock split will receive a cash payment for such fractional share.  As a result, stockholders who hold fewer than 2,000 shares of our common stock immediately before the split transactions will receive a cash payment equal to $0.35 per share.  Stockholders holding 2,000 or more shares of our common stock immediately before the split transaction will not be entitled to receive a cash payment and will continue to hold the same number of shares after completion of the reverse and forward split transactions.

The proposed split transactions are subject to approval by the holders of a majority of the outstanding voting shares of the Company.  We filed appropriate documents with the SEC on June 16, 2005 and are currently in the SEC review process.  We cannot yet determine if or when the SEC review process will be concluded, or if any changes to the proposed transaction may be required as a result of the review.  As discussed above, the holder of the Series A Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by our common stockholders on an as-converted basis.  As a result, Medcare is the beneficial owner of greater than 50% of our outstanding voting securities.  Medcare has indicated that it intends to vote in favor of the proposed split transactions but has not made any formal commitment to do so.

CIBA Agreement

In February 2005, we and CIBA Vision AG (“CIBA”) entered into the First Amendment to License Transfer and Transition Services Agreement (the “Amendment”).  Under the Amendment, we are no longer obligated to pay to CIBA an aggregate of $3,000,000 in quarterly installments beginning in 2006.  Instead, under the Amendment, we will pay to CIBA a 4% royalty on any net sales from February 2005 until the earlier of December 31, 2009 or the date that CIBA shall have collected an aggregate of $3,250,000 in royalties.  If the aggregate amount of royalties paid to CIBA is less than $3,250,000 by December 31, 2009, then on or before February 15, 2010, we will pay the difference to CIBA.  However, we have the right to terminate our obligation by the payment of $2,000,000 before January 1, 2006.

Other

In November 2002, we submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension, primary open angle glaucoma and presbyopia.  In June 2003, Health Canada denied the application principally due to the insufficient size of the clinical trials.   Based on further discussions with Health Canada, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales.  We plan to seek approval from Health Canada in 2005 to restart our clinical trials.

In March 2003, an investigational device exemption application was submitted to the FDA to obtain approval for initiating our Phase II clinical trials for the surgical treatment of presbyopia utilizing the PSI and SSP.  In December 2003, we received approval to begin our Phase II clinical trials of the PSI and SSP for the treatment of presbyopia.  We started these clinical trials in the first quarter of 2004.  We have recently filed for approval from the FDA to start Phase III clinical trials.

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

Revenue recognition —  Sales will be recognized when product has been shipped.  We do not sell our products with a right of return.

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

In addition, certain physicians, with practices based in the United States, purchased surgical kits at international locations prior to 2002.  While certain of these physicians conducted investigational surgeries at international locations for the purpose of research, many of these physicians purchased our products with a desire to participate in our anticipated FDA clinical trials.  The physicians were aware that the product was not yet approved for use in the United States, and we did not sell the surgical kit with a right of return.  Several of these physicians have requested a refund or have informed us that if they are not selected to participate in the clinical trials, they will be seeking a refund.  Since we did not sell our products with a right of return, we do not believe we have any liability to repurchase these products.

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

Income taxes — Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for tax and financial reporting purposes.  A valuation allowance is established for any portion of the deferred tax assets for which realization is not likely.  We maintain a 100% valuation allowance against our deferred tax assets.  The valuation allowance is subject to periodic review, and we may determine that a portion of our deferred tax assets may be realizable in the future.

Patent costs, trademarks, non-compete agreement and property and equipment — These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $166,000.  Since these patents involve a new technology that has not been proven, we cannot yet determine whether these costs are recoverable.  We believe that this technology can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop this technology or this technology cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Three and Six  Months Ended June 30, 2005 Compared to the Three and Six  Months Ended June 30, 2004

Revenues.  There were no revenues for the three or six months ended June 30, 2005 or 2004.  We are conducting investigational clinical trials in the United States, and, therefore, we cannot sell our products in the United States until our clinical trials are completed and the FDA approves the sale of our products.   We cannot sell in the European Union and other international markets until we obtain CE Mark registration and other regulatory approvals for our products.  We are in the process of trying to obtain CE Mark approvals for our products, but our lack of funds during 2004 up to March 2005 delayed this process.

We expect to restart our clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma during 2005 and have applied to the FDA to begin Phase III clinical trials for the treatment of presbyopia in the United States.  Any commercialization of our products in these two countries will not occur in the near future.

We expect to be able to obtain CE Mark registration by early 2006.  However, even if we do obtain CE Mark approvals, we may decide to limit our activities in Europe to a small number of sites until we have the ability to better service our customers in Europe.  Therefore, sales revenue is not expected to be material until at least 2007.

We may have to depend on sales revenue from international markets for the next few years to provide needed working capital while we complete FDA clinical trials in the United States.  We do not currently have personnel with experience in international regulatory requirements or sales.  We may have to depend on distributors and consultants to perform these functions, or we will need to hire personnel with the necessary skill requirements.  In either case, it will take some time to get these operations in place.  Sales revenue will be limited until we can develop an organizational structure to support these revenues.

Cost of Sales.  There was no cost of sales for the three or six months ended June 30, 2005 or 2004, as there were no revenues, as discussed above.  Until we determine how we are going to produce and distribute our products in international markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales.

Selling, General and Administrative Expenses.  For the three months ended June 30, 2005, selling, general and administrative (“SG&A”) expenses were $251,000 compared to $235,000 for the three months ended June 30, 2004, an increase of $16,000.  The increase was principally due to increased director fees of $44,000 due to a payment to one director of $40,000 for his services related to the “going private” transaction discussed above and fees paid monthly to the vice-chairman of the Board of Directors (see the discussion of the March 2005 private placement above).  The increase was partially offset by decreased expenses of $28,000 principally related to costs for registration of securities, for public relations and for maintaining issued patents.

For the six months ended June 30, 2005, SG&A expenses were $443,000 compared to $402,000 for the six months ended June 30, 2004, an increase of $41,000.  The increase was principally due to increased directors fees of $57,000 primarily for the reasons explained above and an increase of $5,000 in costs related to obtaining our CE Mark in Europe.  The increase was partially offset by a decrease of $14,000 in expenses related to public relations and the cost of registering securities, $6,000 in costs related to maintaining issued patents and $1,000 in other expenses.

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

Salary and Related Expenses.  For the three months ended June 30, 2005, these expenses were $134,000 compared to $133,000 for the three months ended June 30, 2004.  For the six months ended June 30, 2005, these expenses were $308,000 compared to $266,000, an increase of $42,000.  The increase was principally due to $44,000 in stay-pay bonus payments under agreements with certain employees that were negotiated during the curtailment of operations in 2004 and paid in March 2005.

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

Stock-based Compensation:  Stock-based compensation was $224,000 for the three months ended June 30, 2005 compared to $80,000 for the three months ended June 30, 2004.  The increase was primarily the result of the additional options issued during the quarter.

Stock based compensation was $433,000 for the six months ended June 30, 2005 compared to $69,000 for the six months ended June 30, 2004.  In addition to the impact of the additional options issued during 2005, stock-based employee compensation expense for the six months ended June 30, 2005 included a charge of $169,000 as a result of the vesting of options on March 1, 2005 from a change in control, which arose from the March 2005 financing (discussed above).  Stock-based employee compensation for the six months ended June 30, 2004 was impacted by the expiration of certain options prior to their vesting, which resulted in a reduction in previously recognized compensation expense of $175,000.

Professional Services.  Professional service fees were $394,000 for the three months ended June 30, 2005 compared to $247,000 for the three months ended June 30, 2004.  The $147,000 increase in professional services was the result of an increase in legal fees of $165,000, primarily related to costs of defending ourselves in the lawsuit brought by Biolase Technology, Inc. (“Biolase”) seeking a declaratory judgment to nullify one of our patents, and $1,000 in other fees.  The increase was partially offset by a decrease of $19,000 in fees for auditing services.  This decrease primarily reflects costs incurred in the prior year for reviews related to a private placement offering and the registration of securities.

For the six months ended June 30, 2005, professional services fees were $453,000 compared to $523,000 for the six months ended June 30, 2004, a decrease of $70,000.  The decrease was principally due to a decrease of $420,000 in consulting fees to investment advisors that provided services related to long-range financial planning and investor relations, resulting from the forgiveness in the current year of certain fees due these investment advisors compared to the prior year expense.  In addition, fees for auditing services decreased $20,000, as explained above, and other fees decreased $8,000.  These decreases were partially offset by fees of approximately $100,000 to a consultant to the Board of Directors, who advised the Board on the March 2005 private placement and the “going private” transaction, and an increase of $278,000 in legal fees primarily related to our  defending ourselves in the lawsuit brought by Biolase.

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

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $75,000 to $334,000 for the three months ended June 30, 2005 compared to $259,000 for the three months ended June 30, 2004.  The increase in clinical trial costs reflected our ability to resume and expand our FDA and other clinical trials as a result of funds received on March 1, 2005, including preliminary work to start clinical trials for the use of the SSP to treat ocular hypertension and primary open angle glaucoma.  We increased spending $63,000 related to adding more surgeons to our trials and $112,000 to consultants to seek FDA approval for our Phase III clinical trials and to seek approval for trials related to glaucoma and ocular hypertension.  These increases were partially offset by decreased payments of $92,000 to investigators, since we had halted most surgeries until after we received our new financing, and $8,000 in other expenses.

For the six months ended June 30, 2005, costs for clinical trials decreased $97,000 to $493,000 from $590,000 for the six months ended June 30, 2004.  Because of our lack of funds until March 2005, we had reduced expenditures related to our FDA Phase II clinical trials to preserve our cash.  As a result, at least until March 2005, we had not added any new investigational sites to the three sites that were initiated in the first quarter of 2004, had slowed patient recruitment, and had assumed much of the daily management of the clinical trials internally to reduce fees to outside consultants.  Because of these steps, we reduced expenses as compared to the prior year for equipment purchases for our investigators by $76,000, investigator fees by $58,000, travel expenses by $22,000 and other expenses by $6,000.  These decreases were partially offset by $44,000 in increased costs related to seeking approval to use the SSP to treat glaucoma and ocular hypertension and a $21,000 increase in salaries, primarily from a stay-pay bonus paid in the first quarter of the current year.

We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we increase the number of investigational sites participating in our Phase II clinical trials to as many as ten sites and, subject to FDA approval, begin Phase III of the clinical trials.  We also expect to seek approval to restart our clinical trials in Canada for ocular hypertension and primary open angle glaucoma, which we believe could be approved during 2005.  We currently expect to request approval for three sites in Canada to conduct these clinical trials.  In Europe, we may start investigational sites during 2005 before trying to commercialize our products in Europe in 2006, assuming CE Mark approval.

Research and Development Expense.  Research and development expense was $7,000 for the three months and $15,000 for the six months ended June 30, 2004.  No research and development expense was incurred in the current year.  The prior year expense was the result of the amortization of the prepaid consulting contract with Dr. Schachar, our former Chief Scientist, for his continuing research on a device to treat age-related macular degeneration.  The Company decided not to continue to pursue the development of that device and wrote off the remaining balance of the prepaid consulting contract in September 2004.

There may be some research and development expenses incurred in the current year as we pursue ways to improve the SSP.   We do not expect to spend any additional funds on research for the SEVFL during the next year.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $69,000 for the three months ended June 30, 2005 compared to $59,000 for the three months ended June 30, 2004.  The $10,000 increase was due primarily to the increase in the write-off of certain patents in the current year  as compared to the prior year.

For the six months ended June 30, 2005, depreciation and amortization decreased $23,000 to $127,000 as compared to $150,000 for the six months ended June 30, 2004.  The decrease was due primarily to a decrease of $21,000 in the amount of patents written-off and a decrease of $2,000 in depreciation expense for the current year as compared to the prior year.

The write-off of patents is related to a continuing cost-benefit analysis, whereby we determine whether to maintain or pursue patents in certain countries when it appears the cost of obtaining or defending those patents will outweigh our estimate of the potential return from sales of our products in that country.  Therefore, the amount and timing of any write-offs will vary quarter to quarter.  However, we have continued to maintain or pursue patents in most major economic markets.  The decrease in depreciation expense was primarily the result of certain of our fixed assets becoming fully depreciated in the prior year.

Other Income (Expense), Net.  Other income of $14,000 for the three months ended June 30, 2005 consisted of interest income of $34,000 on our cash balances, which was partially offset by $20,000 in interest expense that represented the accretion of discount on the liability for the separation and consulting agreement with Dr. Schachar.

Other expense of $49,000 for the six months ended June 30, 2005 consisted primarily of interest expense of $95,000, which was partially offset by $46,000 in interest income on our cash balances.  Interest expense represented the accretion of discount of $41,000 on the liability for the separation and consulting agreement with Dr. Schachar, interest expense of $15,000 on the Medcare bridge loan and on our convertible debt, and the accretion of discount of $39,000 on the convertible debt.

Other expense of $26,000 for the three months ended June 30, 2004 and $52,000 for the six months ended June 30, 2004 consisted primarily of interest expense of $29,000 and $60,000, respectively, which was partially offset by $3,000 and $8,000, respectively, in interest income on our cash balances.  Interest expense represented the accretion of discount on the liability for the separation and consulting agreement with Dr. Schachar.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior period’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,511,000 at June 30, 2005.  This represents an increase of $4,311,000 since December 31, 2004.  The increase was primarily the result of the $6,801,000 received from the  March 2005 private placement (net of issue costs), net of $250,000 in net repayments of debt, $142,000 in additions to patents and trademarks and $2,097,000 in funds used for operations.

We have been attempting to raise adequate capital to be able to conduct our FDA clinical trials for the treatment of presbyopia, resume our clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, apply to begin clinical trials for ocular hypertension and primary angle glaucoma in the United States, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.   Management has had to devote a significant amount of time to raising capital rather than to these matters.  Our management took certain steps in 2004 to reduce cash expenditures while pursuing additional financing.  In January 2005, a bridge loan of $500,000 was made by an investor who later funded a $7,001,000 private placement of preferred stock and a warrant in March 2005 (see above).  Management believes, as a result of the March 2005 private placement, that it has adequate funds on hand to pursue our current business plan until approximately the end of the first quarter of 2006.  Assuming we receive permission to start our Phase III clinical trials from the FDA, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, we have a commitment for an additional $7,000,000 to be funded in March 2006 by Medcare.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent us from achieving our current business plan over the next twelve months or prevent or delay our receiving the additional financing.

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

While the Company anticipates the reintroduction of the SSP in the European Union in 2006, assuming appropriate CE Mark approvals, it does not expect to generate any significant amount of revenues until 2007.  These revenues are expected to provide a source of additional funding for us.  However, the possible additional funding in March 2006 by Medcare and the anticipated revenues from international sales may not provide adequate funds to continue our business plan for the next few years.  Therefore, we may still require additional debt and/or equity financing to complete our business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

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

OTHER

Recently Issued Accounting Pronouncements:  In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”.  This statement revised SFAS No. 123 originally issued in October 1995.  The statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for stock-based employee compensation.  Under the revised SFAS 123, public entities are also required to measure liabilities incurred to employees in share-based payment transactions at fair value.  Entities must now estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement.  Incremental compensation cost for the modification of the terms or conditions of an award under the revised statement is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification.  The original statement required that the value of the award before modification be determined on the shorter of its initially expected life or the expected life of the modified award.  The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  It also requires that excess tax benefits be reported as a financing cash flow.  The effective date is as of the beginning of the first annual reporting period that begins after December 15, 2005.  We have already adopted SFAS No. 123; however, we do not recognize forfeitures until they occur.  Therefore, we will have to estimate the number of awards expected to be forfeited for any non-vested awards as of the required effective date and recognize the change, if any, as a cumulative change in accounting principle.  The adoption of this statement is not expected to have a material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of this statement will have a material effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  APB Opinion No. 20 “Accounting Changes” required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  When it is impracticable to determine the  period-specific effects, the statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable.  A corresponding adjustment would be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of a change,  the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable.  Retrospective application of a change in accounting principle is limited to the direct effects of the change.  Indirect effects of a change should be recognized in the period of change.  This statement does not change the reporting of a correction of an error in previously issued financial statements or a change in accounting estimate.  This statement is effective for accounting changes and corrections of errors occurring in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of this statement will have a material effect on our financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in timely accumulating, processing, recording and communicating to them material information related to the Company and its consolidated subsidiaries that are required to be disclosed by the Company in reports that it files or submits under the Exchange Act.  There have not been any changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We announced on July 6, 2005, that the United States District Court for the Central District of California had granted our motion to dismiss a lawsuit filed by Biolase Technology, Inc. (“Biolase”) against us in February 2005 (Case No. CV05 1415WMB).

In its complaint, Biolase sought a declaratory judgment that our U.S. Patent No. 5,489,299 titled, “Treatment of Presbyopia and Other Eye Disorders,” is invalid, unenforceable and not infringed by Biolase.  The “299” patent is directed in part to our principal products and the scleral spacing/expansion technology and medical procedures.

In moving to dismiss, we argued that Biolase did not meet the prerequisites for cases brought under the Declaratory Judgment Act.  In the order dismissing the case without prejudice (entered June 23, 2005), the court agreed with us and found that Biolase failed to show that it had “reasonable apprehension of suit” at the time the case was filed and that it had “taken the necessary concrete steps with the intent to conduct activities which could constitute infringement.”  Both of these conditions must be satisfied for the court to have jurisdiction.

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

Refocus Group, Inc.

	By	/s/ Mark A. Cox
August 15, 2005		Mark A. Cox
Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)