Form 10QSB
period 2005-09-30
REFOCUS GROUP INC
filed 2005-11-14
CIK 1133597

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

214-368-0200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock, par value $.0001 per share, outstanding as of November 10, 2005:  24,669,105 shares.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

Table of Contents

Refocus Group, Inc.

Part I – Financial Information

Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

Part II – Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2005	2004
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	273,180	179,131
Salary and related expenses	145,601	126,308
Stock-based employee compensation	132,044	83,826
Professional services	284,219	178,578
Clinical trials	672,076	217,127
Research and development	119,056	19,231
Depreciation and amortization	60,383	152,762

LOSS FROM OPERATIONS	(1,686,559)	(956,963)

OTHER INCOME (EXPENSE):
Interest income	29,949	1,412
Interest expense	(17,067)	(26,570)
Total	12,882	(25,158)
NET LOSS	$(1,673,677)	$(982,121)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.07)	$(0.04)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,669,105	23,542,770

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,
	2005	2004
REVENUES	$—	$—

COST OF SALES	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	716,393	580,737
Salary and related expenses	453,185	392,151
Stock-based employee compensation	565,361	153,198
Professional services	737,141	701,252
Clinical trials	1,164,651	806,923
Research and development	119,056	33,890
Depreciation and amortization	187,343	302,837

LOSS FROM OPERATIONS	(3,943,130)	(2,970,988)

OTHER INCOME (EXPENSE):
Interest income	75,532	9,504
Interest expense	(112,109)	(86,508)
Total	(36,577)	(77,004)
NET LOSS	$(3,979,707)	$(3,047,992)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.16)	$(0.13)

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,424,387	23,453,991

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current Assets
Cash and cash equivalents	$3,082,085	$199,627
Accounts receivable - other	30	—
Inventory	154,389	8,886
Prepaid expenses	214,724	141,149
Total current assets	3,451,228	349,662
Property and Equipment - net	9,821	6,873
Patent Costs - net	1,085,887	929,398
Non-Compete Agreement - net	276,651	423,114
Prepaid Consulting Expense	25,695	71,947
Total Assets	$4,849,282	$1,780,994

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	$483,940	$553,909
Accrued expenses	307,027	203,099
Current portion of separation and consulting agreement	256,000	266,695
Current portion of convertible debt	—	231,346
Customer deposits	23,000	23,000
Total current liabilities	1,069,967	1,278,049
Long-Term Liabilities
Separation and consulting agreement	360,919	509,035
Convertible debt	—	247,071
CIBA obligation	2,000,000	2,000,000
Total long-term liabilities	2,360,919	2,756,106

Series A Convertible Preferred Stock (conditionally redeemable) - 760,000 shares authorized; 280,000 shares issued:
Series A-1 convertible preferred stock	4,910,376	—
Warrant and option to purchase Series A convertible preferred stock	1,890,344	—
	6,800,720	—
Commitments and Contingencies	—	—
Shareholders’ Equity (Deficiency):
Preferred stock: 10,000,000 shares of $.0001 par value authorized; 760,000 designated as Series A, remainder unissued	—	—
Warrants for the purchase of common stock	1,961,050	1,961,050
Common stock: 120,000,000 shares of $.0001 par value authorized; 24,669,105 shares in 2005 and 23,542,770 shares in 2004 issued and outstanding	2,467	2,354
Paid-in capital	23,033,932	22,183,501
Accumulated deficit	(30,379,773)	(26,400,066)
Total shareholders’ equity (deficiency)	(5,382,324)	(2,253,161)
Total Liabilities and Shareholders’ Equity (Deficiency)	$4,849,282	$1,780,994

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(3,979,707)	$(3,047,992)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	187,343	302,837
Stock-based employee compensation	565,361	153,198
Stock-based vendor cost	12,985	30,000
Interest accreted on discounted liability	97,317	86,508
Cash provided (used) by working capital items:
Accounts receivable	(30)	9,881
Inventory	(145,503)	(10,152)
Other assets	(27,323)	55,390
Accounts payable, accrued expenses and other liabilities	(216,686)	(254,939)
Net Cash Used by Operating Activities	(3,506,243)	(2,675,269)

Cash Flows from Investing Activities:
Additions to furniture and equipment	(7,197)	(1,584)
Additions to patents and trademarks	(154,822)	(68,562)
Net Cash Used by Investing Activities	(162,019)	(70,146)

Cash Flows from Financing Activities:
Proceeds from private placement, net of expenses	6,800,720	—
Exercise of common stock options	—	1,223
Borrowings	500,000	—
Borrowings repaid	(750,000)	—
Net Cash Provided by Financing Activities	6,550,720	1,223

Net Increase (Decrease) in Cash and Cash Equivalents	2,882,458	(2,744,192)
Cash and Cash Equivalents, beginning of year	199,627	2,999,784
Cash and Cash Equivalents, end of period	$3,082,085	$255,592

See notes to condensed consolidated financial statements.

REFOCUS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern:  These financial statements have been prepared on a going concern basis, which contemplates the realization of the assets of Refocus Group, Inc. (“Refocus” or the “Company”) and the satisfaction of its liabilities and commitments in the normal course of business.  Management of Refocus believes that, as a result of $7,001,000 in funding received in March 2005 (see Note 4), Refocus has adequate resources to fund operations until approximately the beginning of the first quarter of 2006 based on its current business plan.  In addition, as a result of the Company receiving permission to start its Phase III clinical trials, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, the Company has a commitment for an additional $7,000,000 to be funded no later than March 2006; however, the Company expects part or all of the funding to be received early in the first quarter of 2006.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent the Company from achieving its current business plan or delay or prevent it from receiving the additional financing.

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

The Company filed an investigational device exemption application with the FDA in March 2003 to obtain approval for initiating Phase II clinical trials, and, in December 2003, the Company received approval to start its Phase II clinical trials.  The Company started these clinical trials during the first quarter of 2004.  The Company received permission from the FDA to expand to its Phase III clinical trials in August 2005.

The Company had also received permission from Health Canada (the Canadian equivalent of the FDA) in 2000 to begin clinical trials of the PSI for the treatment of ocular hypertension and primary open angle glaucoma.  In November 2002, the Company submitted an application for approval to commercialize the PSI in Canada.  In June 2003, Health Canada denied the application principally due to the insufficient size of the clinical trials.  Health Canada has indicated the Company would have to increase the size of its clinical trials using more sites and significantly more patients before approval could be reconsidered.  The Company expects to seek approval from Health Canada to conduct a multi-site clinical trial to treat ocular hypertension and primary open angle glaucoma in late 2005.

Basis of Presentation:  The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries, including PC Lens Corp, which has conducted research into a single element variable focus lens (“SEVFL”) for use in commercial applications.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited.  In the opinion of management, these statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows.  Such adjustments were of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.  The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  Additional information is contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”) and which should be read in conjunction with this quarterly report.

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

Cash and cash equivalents:  Cash and cash equivalents consist principally of amounts held in demand deposit accounts and amounts invested in financial instruments with initial maturities of three months or less at the time of purchase.  At September 30, 2005, approximately $2,872,000 of cash and cash equivalents were held in a money market account.

Inventories:  Inventories are stated at the lower of cost (determined using an average cost method) or market.  Inventory consists primarily of finished goods, which the Company expects to provide without charge to investigators for use in its clinical trials.

Intangible Assets:  Costs incurred for patents and trademarks are capitalized.  If it is determined that a patent or trademark will not be issued or that the Company no longer wants to maintain or pursue a patent or trademark, the related costs are charged to expense at the time such determination is made.  During the nine months ended September 30, 2005 and 2004, the Company determined not to maintain or pursue certain patents or trademarks and wrote off $10,028 and $125,956 in related capitalized costs, respectively.   The cost of an issued patent is amortized over its actual or estimated life.  The cost of maintaining patents after they are issued is charged to expense.

The following tables show the capitalized value of patents and trademarks as of September 30, 2005 and December 31, 2004, respectively.

	Costs	Amortization	Net
PSI and related product patents	$1,106,332	$195,530	$910,802
Trademarks	6,317	—	6,317
SEVFL Patents	228,917	60,149	168,768
Balance at September 30, 2005	$1,341,566	$255,679	$1,085,887

PSI and related product patents	$938,135	$175,911	$762,224
Trademarks	838	—	838
SEVFL Patents	219,502	53,166	166,336
Balance at December 31, 2004	$1,158,475	$229,077	$929,398

For the three months ended September 30, 2005 and 2004, amortization expense for patents was $9,800 and $102,812 (including $94,862 for patents written off), respectively.  For the nine months ended September 30, 2005 and 2004, amortization expense for patents was $36,631 (including $10,028 for patents and trademarks written off) and $150,630 (including $125,956 for patents written off), respectively.  The estimated aggregate amortization expense for the remainder of the current year is approximately $10,000 and for each of the succeeding five fiscal years will be approximately $39,500 each year, based on capitalized costs at September 30, 2005.

A portion of the costs incurred in connection with the February 2003 Severance, Release and Consulting Agreement (the “Consulting Agreement”) with our former Chief Scientist was allocated to a non-compete agreement and is being amortized over its life of four years on a straight-line basis.  The $276,651 capitalized value of the non-compete agreement at September 30, 2005 was net of $504,483 of accumulated amortization.  Amortization of the non-compete agreement was approximately $48,821 and $146,463 for both the three and nine months ended September 30, 2005 and 2004, respectively.  The estimated amortization expense for the remainder of the current year is $48,820, and for 2006 - $195,284 and for 2007 - $32,547.

Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair values of financial instruments approximate their recorded value due primarily to their short-term nature.

The carrying value of the liability for the Consulting Agreement was $616,919 at September 30, 2005.  That value was based on the assumption that all amounts due under the contract would be disbursed by March 6, 2007.  The payments are now expected to be spread over an additional year.  The Company estimated the fair value of this liability, based on the current anticipated payment schedule and a discount rate to reflect appropriate risk, was approximately $572,000 at September 30, 2005.

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

Research and Development Costs:  Research and development costs are incurred to establish the feasibility of, and to develop, the Company’s products and are charged to operations.  These costs also include expenditures to find ways to simplify the SSP and to improve the consistency of the outcomes.  As part of the Consulting Agreement with our former Chief Scientist, a portion of that contract was designated as prepaid consulting expenses for research and development of a device to treat age–related macular degeneration.  The remaining balance of the prepaid consulting expense was written off in September 2004 as a result of the Company determining not to continue to pursue the development of that device.

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

In May 2005, the Board of Directors approved the issuance of certain stock options to employees, and in August 2005 issued stock options to certain consultants, subject to the approval by the Company’s stockholders of an increase in the number of shares authorized under the stock option plan.  However, since the approval of the increase in the number of authorized shares is reasonably assured (see Note 7), for accounting purposes those options are assumed to be issued on their grant date for purposes of calculating stock-based compensation.

For options issued to employees during the nine months ended September 30, 2005 and 2004, the fair value of each option grant was estimated on the date of grant by using the Black-Scholes option-pricing model.  The fair value of options issued during the nine months ended September 30, 2005 was approximately $0.19 per share and during the nine months ended September 30, 2004 was approximately $0.43 per share.  The following weighted average assumptions were used in valuing the options granted during these periods:

	2005	2004
Expected dividend yield	0.00%	0.00%
Expected volatility	130.54%	111.06%
Risk-free interest rate	4.00%	2.86%
Expected option lives	6.6 years	4.6 years

The Company recognized stock-based employee compensation expense of $132,044 and $565,361 for the three and nine months ended September 30, 2005, respectively, as compared to $83,826 and $153,198 for the three and nine months ended September 30, 2004, respectively.  As a result of the March 2005 financing (see Note 4), there was a change in control, as defined in the stock option plan, which resulted in the vesting of the non-vested portion of all outstanding options on March 1, 2005.  The stock-based employee compensation expense for the nine months ended September 30, 2005 included a charge of $169,165 for the vesting of options on March 1, 2005 from the change in control.  Stock-based employee compensation for the three and nine months ended September 30, 2004 included $2,305 and $177,592, respectively, in reductions in previously recognized compensation expense due to the expiration of certain options prior to their vesting.

For options issued to consultants, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of these options was approximately $0.15 per share based on an average expected volatility of 126.78%, risk-free interest rate of 4.07%, expected option lives of 2.8 years and expected dividend yield of 0.0%.  Because the measurement date for a portion of the options has not yet occurred, those options are revalued at each reporting period until their measurement date.  A total of $6,023 related to these options was charged to consulting expense for the three and nine months ended September 30, 2005.

Net loss per share:  The net loss was used in the calculation of both basic and diluted loss per share.  The weighted average number of common shares outstanding was also the same for calculating both basic and diluted loss per share.  Options to purchase 7,871,470 shares of common stock and warrants to purchase 5,967,500 shares of common stock in 2005, and options to purchase 1,720,578 shares of common stock and warrants to purchase 5,457,500 shares of common stock in 2004, were not included in the computation of diluted loss per share as the effect of including the options and warrants in the calculation would be anti-dilutive.  Conversion of the Series A-1 Convertible Preferred Stock into 28,000,000 shares of common stock was also not included in the calculation of diluted loss per share in 2005 as it would have been anti-dilutive.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement did not have a material effect on the Company’s financial statements.

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

NOTE 2 – GOING CONCERN

The Company has been attempting to raise adequate capital to be able to conduct its FDA clinical trials for the treatment of presbyopia, resume its clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.   Management has had to devote a significant amount of time to raising capital rather than to these matters.  Management of the Company took certain steps in 2004 to reduce cash expenditures while pursuing additional financing.  Management believes, as a result of the March 2005 private placement (see Note 4), that it has adequate funds on hand to pursue its current business plan until approximately the beginning of the first quarter of 2006.  As a result of the Company receiving permission to start its Phase III clinical trials from the FDA, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, the Company has a commitment for an additional $7,000,000 to be funded no later than March 2006 (see Note 4); however, the Company expects part or all of the funding to be received early in the first quarter of 2006.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent the Company from achieving its current business plan over the next twelve months or delay or prevent it from receiving the additional funding.

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

The Company does not currently expect any meaningful revenue from Europe in 2006 or 2007, as previously anticipated.  The Company believes that it should devote its management time and resources to the ongoing FDA clinical trial, the proposed Health Canada clinical trial and to further development of the SSP.  The Company will reconsider the timing of its commercial launch in Europe at a later time.  Without any meaningful revenue sources, the Company will require additional debt and/or equity financing to complete its business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

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

NOTE 3 – GOING PRIVATE

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

The proposed split transactions are subject to approval by the holders of a majority of the outstanding voting shares of the Company.  The Company initially filed documents related to the going private transaction and consent solicitation with the SEC on June 16, 2005.  Following the SEC review process, the Company filed definitive documents on November 7, 2005, and commenced mailing the definitive consent material to its stockholders.

As discussed in Note 4, the holder of the Series A Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by the Company’s common stockholders on an as-converted basis.  As a result, Medcare Investment Fund III, Ltd. (“Medcare”) is the beneficial owner of greater than 50% of the Company’s outstanding voting securities.  Medcare has submitted its consent to vote in favor of the proposed split transactions.  However, the Company may not take any action to effect the proposed split transactions prior to the 20th day following the date of the definitive consent statement, or before November 28, 2005.  Until that date, stockholders may revoke previously tendered consents, and, therefore, the Company cannot be assured that the transactions will be approved until such date at the earliest.  The transactions must be approved, if at all, by December 13, 2005.

If the proposed split transactions are approved, the Company expects, based on current stockholder information, that the costs associated with the purchasing of shares held by stockholders holding fewer than 2,000 shares prior to the reverse stock split will be approximately $200,000.

NOTE 4 – MARCH 2005 PRIVATE PLACEMENT

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

Additionally, pursuant to the Purchase Agreement, in the event that the Company receives authorization in writing from the FDA to commence its Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event.  The Series A-2 Shares will be initially convertible into shares of the Company’s common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006 even if the conditions to the purchase of the Series A-2 Shares are satisfied prior to that date.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.  The Company received approval from the FDA to expand to its Phase III clinical trials in August 2005, and the Company expects Medcare to agree to purchase part or all of the Series A-2 Shares early in the first quarter of 2006.

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

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by the common stockholders of the Company.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of the Company’s common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and the Company’s common stock will vote together as a single class.  As a result, the holder of the Series A-1 Shares, Medcare, controls over 50% of the Company’s voting stock at March 1, 2005 and, thus, controls the Company.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

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

In the Purchase Agreement, the Company represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 shares of the Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors of the Company, including at least two-thirds of the Series A Directors, the Company will not:

•                                          declare or pay any dividends on or declare or make any other distribution, directly or indirectly, on account of any shares of the Company’s common stock now or hereafter outstanding (other than dividends payable solely in shares of the Company’s common stock and dividends payable to the Company or another subsidiary of the Company);

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

•                                          pledge the Company’s assets or guarantee the obligations of any other individual or entity;

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

In connection with, and as condition to, entering into the Purchase Agreement, the Company and Medcare entered into an Investors’ Rights Agreement.  The Investors’ Rights Agreement grants Medcare certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which such rights may be exercised and effected.  The Investors’ Rights Agreement also grants Medcare preemptive rights to purchase its pro-rata share of any securities of the Company that the Company proposes to issue on the same terms and conditions as the proposed issuance by the Company.

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

Since the redemption right with respect to the Series A Preferred Stock is conditional, the Series A Preferred Stock is not a liability under SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” but should be classified as equity.  However, based on the guidance in EITF D-98 “Classification and Measurement of Redeemable Securities”, the Series A Preferred Stock is classified outside of permanent stockholders’ equity.  Except in the case of an ordinary liquidation event which involves the redemption and liquidation of all equity securities, EITF D-98 provides that if a security is subject to any event that could trigger a redemption and that event is not solely within the control of the Company, regardless of its probability, then the preferred stock is to be classified outside of permanent equity.  Medcare controls over 50% of the voting securities of the Company since the Series A-1 Shares held by Medcare can vote on all matters in which the common stockholders are required or permitted to vote.  Therefore, Medcare would be able to control a vote to redeem the Series A Preferred Stock if such a measure were brought to a vote of stockholders and, thus, the Series A-1 Shares could be redeemable at the option of the holder and any redemption event would be outside the control of the issuer.  The Company has also classified the fair values assigned to the option and warrant as outside of permanent equity as the preferred stock acquirable by exercise of either right will have the same terms as the Series A-1 Shares currently outstanding and could be redeemable at the option of the holder and outside the control of the issuer.

In accordance with their employment agreements, the Company’s former Chief Executive Officer and the Chief Financial Officer, together, were entitled to receive options equal to 3.5% of the equivalent number of shares of common stock issued in this financing, assuming conversion of the Series A-1 Shares and the Warrant, up to $5,540,000 of the $7,001,000 in financing.  These officers received options to purchase a total of 1,144,934 shares of common stock at an exercise price of $0.60 per share and with a term of five years.  The options vest 1/3 immediately with the remainder vesting equally on March 1, 2006 and 2007.  For accounting purposes, these options were considered to be granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005 (see Note 7).

NOTE 5 – CIBA AGREEMENT

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

NOTE 6 – CONVERTIBLE DEBT

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

In accordance with their employment agreements, the Company’s former Chief Executive Officer and the Chief Financial Officer, together, were entitled to receive stock options equal to 3.5% of the 1,088,795 shares of common stock issued on the conversion of the Notes on March 1, 2005.  These officers received options to purchase a total of 38,108 shares of common stock at an exercise price of $0.60 per share and with a term of five years.  The options vest 1/3 immediately with the remainder vesting equally on March 1, 2006 and 2007.  For accounting purposes, these options were considered to be granted on March 1, 2005; however, the Board of Directors formally granted these options on May 12, 2005 (see Note 7).

NOTE 7 – STOCK OPTIONS

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

For accounting purposes, options to purchase a total of 1,183,042 shares of common stock that the Company’s former Chief Executive Officer and the Chief Financial Officer received as a result of the March 2005 private placement (Note 4) and the conversion of the convertible debt (Note 6) were considered to be granted on March 1, 2005.  The fair value of the options under SFAS No. 123 was measured as of March 1, 2005, and that fair value is being amortized to stock-based employee compensation over the vesting period.  The Board of Directors formally granted these options on May 12, 2005.

Additionally, on May12, 2005, the Board of Directors authorized the issuance of options to directors and officers to purchase a total of 4,500,000 shares of the Company’s common stock subject to approval by the stockholders of an increase in the authorized shares of common stock available under the Plan.  Normally, the grant date would be the date the stockholders approve the change to the Plan.  However, since the directors appointed by Medcare, one of whom is the president of Medcare’s general partner, approved the motion to increase the number of shares available under the Plan by approximately 4,800,000, and since Medcare controls over 50% of the voting stock of the Company, approval of the change is a formality.  Consequently, the grant date for accounting purposes was considered to be May 12, 2005.

The Company also issued options on August 12, 2005 to certain consultants to purchase a total of 350,000 shares of the Company’s common stock subject to approval of an increase in the authorized shares of common stock available under the Plan.  As noted above, since the approval of the increase in the number of shares is reasonably assured, the grant date for accounting purposes was considered to be August 12, 2005.  For one-third of these options, the measurement date is not the grant date.  The measurement date will be the date the criteria for vesting are met.

When the increase in the number of shares is approved, and taking into account the options for 4,850,000 shares already approved, the total number of shares of common stock remaining and available for new grants under the Plan will be approximately 1,131,000 shares.

The following table summarizes the information with respect to stock options for the nine months ended September 30, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,738,428	$1.114	1,111,051	$1.787
Granted	6,133,042	$0.318	950,000	$0.550
Exercised	—	—	(13,295)	$0.092
Canceled or expired	—	—	(327,178)	$1.775
Outstanding at September 30	7,871,470	$0.493	1,720,578	$1.120

Exercisable at September 30	2,841,108		931,107

The following table summarizes information for options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.092-$0.25	5,053,170	11.4 years	$0.247	811,503	$0.232
$0.52-$0.64	2,100,892	4.0 years	$0.577	1,312,197	$0.563
$1.98 - $2.31	717,408	3.2 years	$1.985	717,408	$1.985
	7,871,470	8.7 years	$0.493	2,841,108	$0.827

NOTE 8 – SUPPLEMENTAL CASH FLOW AND BALANCE SHEET INFORMATION

The following supplemental cash flow information is provided for interest and income taxes paid and for non-cash transactions for the nine months ended September 30, 2005 and 2004:

	2005	2004
Interest paid	$16,735	$—
Income taxes paid	—	—
Non-cash transactions:
CIBA obligation related to an advance royalty payment exchanged for future quarterly installment payments	—	2,000,000
CIBA obligation related to future quarterly installment payments exchanged for future royalty commitment (see Note 5)	2,000,000	—
Value of common stock issued in lieu of cash to vendors or directors	6,962	102,776
Conversion of convertible debt into common stock	272,199	—
Value of warrants issued to investment bankers and agents	—	30,000

The following supplemental balance sheet information is provided for prepaid expenses and accrued expenses:

	September 30, 2005	December 31, 2004
Prepaid expenses:
Prepaid insurance	$150,781	$66,767
Prepaid consulting expenses	61,668	61,668
Prepaid FDA clinical trial costs	—	10,572
Other prepaid expenses	2,275	2,142
Total	$214,724	$141,149

Accrued expenses:
Accrued salaries, wages and benefits	$15,922	$1,405
Liability for possible replacement of product already shipped	50,000	50,000
Audit fee accrual	50,500	52,000
Accrued interest expense	3,543	12,157
Director fees	168,500	68,500
Accrued taxes	3,558	4,687
Other	15,004	14,350
Total	$307,027	$203,099

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENT

On October 10, 2005, Terence A. Walts resigned from his position as President, Chief Executive Officer and a director of the Company.  Mr. Walts and the Company entered into a Consulting and Severance Agreement under which Mr. Walts will continue to receive compensation at his current salary for 12 months from the date of his resignation for consulting services to be provided to the Company.  The agreement also contains confidentiality and non-compete terms that are effective for a period of three years.  Under the terms of the Company's Plan, Mr. Walts forfeited all non-vested stock options and has one year from termination of his employment to exercise his vested options.  However, under the terms of the Consulting and Severance Agreement, if Mr. Walts is not in breach of this agreement, the exercise period for the vested options will be extended so that they may be exercised up to the stated termination date of those options.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

REFOCUS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

SEPTEMBER 30, 2005

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

Overview

We are a medical device company based in Dallas, Texas, engaged in the research and development of surgical treatments for human vision disorders.  Our products are the patented PresVIEW Scleral Implant (the “PSI”) and the PresVIEW Scleratome, which consists of the surgical instruments used to implant the PSI in the human eye.  The PSI and the PresVIEW Scleratome are utilized in our surgical technique, the Scleral Spacing Procedure (the “SSP”), for the treatment of presbyopia, ocular hypertension and primary open angle glaucoma in the human eye.  Presbyopia, the Greek word for “old eye”, is the primary reason that a substantial portion of the population beginning in their early 40s uses bifocals, reading glasses or removes their distance glasses in order to read at a comfortable distance.  We believe that the SSP treats presbyopia by reducing the crowding of the underlying tissues surrounding the crystalline lens, which allows the muscles to once again reshape the lens to restore the eye’s ability to accommodate or focus.  In the case of ocular hypertension and primary open angle glaucoma, we believe that the SSP restores the natural base-line tension of the muscle inside the eye, which permits the eye to drain naturally and, thus, lowers the intraocular pressure.

We have an additional product in early-stage research, a single element variable focus lens (“SEVFL”), for use in commercial optical applications.  However, we do not expect to fund any additional research on the SEVFL in the near future.  We may seek to license this technology to third parties for further development.

At the end of January 2005, an investor loaned us $500,000 in a bridge loan to fund our operations while we negotiated the terms of a larger private placement with that investor.  This private placement of $7,001,000 was consummated in March 2005, as discussed below.  Management believes that, as a result of this funding, we have adequate resources to fund operations until approximately the beginning of the first quarter of 2006 based on our current business plan.  In addition, as a result of our receiving permission to start Phase III clinical trials, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, we have a commitment for an additional $7,000,000 to be funded no later than March 2006; however, we expect part or all of the funding to be received early in the first quarter of 2006.  There can be no assurances, however, that there will not be delays or other unforeseen events that prevent us from achieving our current business plan or delay or prevent us from receiving the additional financing.  We believe that we will still need to find additional funding in later years to conclude our clinical trials and bring our products to market.  There can be no assurance that additional financing can be obtained on reasonable terms or at all.  Operating in an emerging medical technology market involves risks and uncertainties; we cannot predict with certainty the total amount of expenditures and the amount of time required to, or whether we will, achieve our goals.  Our success ultimately depends on the acceptance of our products and our ability to achieve and sustain profitable operations.  See “Liquidity and Capital Resources” below for a discussion of our ability to continue as a going concern and our plans for addressing those issues.  The inability to obtain additional financing could have a material adverse effect on us.

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

Additionally, pursuant to the Purchase Agreement, in the event that we receive authorization in writing from the United States Food and Drug Administration (the “FDA”) to commence our Phase III clinical trials for the treatment of presbyopia without any material limitations, Medcare has committed to purchase 280,000 shares of Series A-2 Shares for an aggregate purchase price of $7,000,000, or $25 per share, subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event.  The Series A-2 Shares will be initially convertible into shares of our common stock at an effective conversion price of $0.25 per share.  Medcare, however, is under no obligation to purchase the Series A-2 Shares until March 1, 2006 even if the conditions to the purchase of the Series  A-2 Shares are satisfied prior to that date.  Medcare may accelerate the timing of the purchase of the Series A-2 Shares at its discretion by waiving any of the conditions.  We received approval from the FDA to expand to our Phase III clinical trials in August 2005, and we expect Medcare to agree to purchase part or all of the Series A-2 Shares early in the first quarter of 2006.

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

The holders of the shares of Series A Preferred Stock will be entitled to vote on all matters required or permitted to be voted upon by our common stockholders.  Each holder of a share of Series A Preferred Stock is entitled to the number of votes equal to the largest number of full shares of our common stock into which all shares of Series A Preferred Stock held by that holder could be converted.  Except as required by law on matters requiring class voting, the holders of the Series A-1 Shares, the Series A-2 Shares, the Series A-3 Shares and our common stock will vote together as a single class.  As a result, the holder of the Series A-1 Shares, Medcare, controls over 50% of our voting stock at March 1, 2005 and, thus, controls us.  As noted below, as of March 1, 2005, the directors appointed by Medcare have significant veto rights over many actions that require Board of Directors approval.  They also have control over many day-to-day management functions as a result of their having to approve expense and capital budgets, major variances from the budget, compensation policies and other items.

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

In the Purchase Agreement, we represented and warranted to, and covenanted with, Medcare as to various matters.  Among those covenants was that for so long as 70,000 shares of the Series A-1 Shares remain outstanding, without the prior approval of the Board of Directors, including at least two-thirds of the Series A Directors, we will not:

•                  declare or pay any dividends on or declare or make any other distribution, directly or indirectly, on account of any shares of our common stock now or hereafter outstanding (other than dividends payable solely in shares of our common stock and dividends payable to us or another subsidiary of ours);

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

In connection with, and as condition to, entering into the Purchase Agreement, we and Medcare entered into an Investors’ Rights Agreement.  The Investors’ Rights Agreement grants Medcare certain demand, piggy-back and shelf registration rights and sets forth the procedures pursuant to which such rights may be exercised and effected.  The Investors’ Rights Agreement also grants Medcare preemptive rights to purchase their pro-rata share of any securities that we propose to issue on the same terms and conditions as the proposed issuance.

See Note 4 to the condensed consolidated financial statements for a discussion of the accounting for the Series A Preferred Stock.

Going Private Transaction

On May 5, 2005, our Board of Directors unanimously adopted a resolution to seek stockholder approval to amend our Certificate of Incorporation to effect a going private transaction involving a 1-for-2,000 reverse stock split of the outstanding shares of our common stock to be followed immediately by a 2,000-for-1 forward stock split, with stockholders holding less than one full share following the reverse split receiving a cash payment of $0.35 per share on a pre-split basis.  If the transactions are approved and completed, we expect to have fewer than 300 stockholders of record, permitting us to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended, and to suspend our duty to file reports with the Securities and Exchange Commission (the “SEC”).  We intend to file for termination of such registration and suspension of such reporting requirements as soon as practicable following approval and completion of the split transactions.  Once we make this filing, our common stock will no longer be eligible for quotation on the OTC Bulletin Board.

The Board of Directors believes that going private will eliminate growing expenses and commitments associated with being a public company.  It will also allow our management to focus additional attention on operations and financial management, which would further enhance our financial performance and stockholder value.

If the stockholders approve the reverse stock split proposal, stockholders holding less than one full share following the reverse stock split will receive a cash payment for such fractional share.  As a result, stockholders who hold fewer than 2,000 shares of our common stock immediately before the split transactions will receive a cash payment equal to $0.35 per share.  Stockholders holding 2,000 or more shares of our common stock immediately before the split transactions will not be entitled to receive a cash payment and will continue to hold the same number of shares after completion of the reverse and forward split transactions.

The proposed split transactions are subject to approval by the holders of a majority of our outstanding voting shares.  We initially filed documents related to the going private transaction and consent solicitation with the SEC on June 16, 2005.  Following the SEC review process, we filed definitive documents on November 7, 2005, and commenced mailing the definitive consent materials to our stockholders.

As discussed above, the holder of the Series A Preferred Stock is entitled to vote on all matters required or permitted to be voted upon by our common stockholders on an as-converted basis.  As a result, Medcare is the beneficial owner of greater than 50% of our outstanding voting securities.  Medcare has submitted its consent to vote in favor of the proposed split transactions.  However, we may not take any action to effect the proposed split transactions prior to the 20th day following the date of the definitive consent statement, or before November 28, 2005.  Until that date, stockholders may revoke previously tendered consents, and, therefore, we cannot be assured that the transactions will be approved until such date at the earliest.  The transactions must be approved, it at all, by December 13, 2005.

If the proposed split transactions are approved, we expect, based on current stockholder information, that the costs associated with the purchasing of shares held by stockholders holding fewer than 2,000 shares prior to the reverse stock split will be $200,000.

The forgoing shall not constitute a solicitation of proxies for any purpose.  The definitive Schedule 14A we filed in connection with the going private transaction contains a consent solicitation statement and other documents for stockholders to consider in deciding how to vote on the proposed transactions.  It also contains important information about us, the going private transaction and related matters.  Investors and stockholders should read the definitive consent solicitation statement and other documents filed with the SEC in connection with the going private transaction carefully before they make any decision with respect to the transaction.  These documents are available free of charge on the SEC website or by requesting such documents from us.

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

Other

In November 2002, we submitted to Health Canada an application for approval to commercialize the PSI in surgery for the treatment of ocular hypertension and primary open angle glaucoma.  In June 2003, Health Canada denied the application principally due to the insufficient size of the clinical trials.   Based on further discussions with Health Canada, we will need to perform further clinical trials at more sites and with significantly more patients in order to receive approval for commercial sales.  We expect to seek approval from Health Canada to conduct a multi-site clinical trial to treat ocular hypertension and primary open angle glaucoma in late 2005.

In March 2003, an investigational device exemption application was submitted to the FDA to obtain approval for initiating our Phase II clinical trials for the surgical treatment of presbyopia utilizing the PSI and SSP.  In December 2003, we received approval to begin our Phase II clinical trials of the PSI and SSP for the treatment of presbyopia.  We started these clinical trials in the first quarter of 2004.  We received approval from the FDA in August 2005 to expand to our Phase III clinical trials.

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

As a result of the suspension of sales of our products in 2001 while we were developing the PresVIEW Scleratome, we encouraged customers not to perform the SSP using the PSI until the PresVIEW Scleratome was available, and we were ready to begin sales of the PSI again.  The packaging of the PSI provided guaranteed sterility only for a limited time, and the sterility date on the PSIs still held by our customers has expired.  An estimated liability of $50,000 was recorded for the possible replacement of these PSIs at our historical manufacturing cost.  The estimate was based on the total number of PSIs that had been sold by us, less an estimate of the number already used.  Rather than replace all of the expired inventory, we may instead grant special pricing on future purchases to these surgeons.  Actual claims by customers may exceed, and/or the cost of replacing the PSIs may be higher than, our estimates and additional charges may have to be taken.

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

Patent costs, trademarks, non-compete agreement and property and equipment – These assets are subject to periodic review to determine our ability to recover their cost.  We must make estimates about their recovery based on future cash flows and other subjective data.  We, in the future, may determine that some of these costs may not be recoverable, which may require us to adjust their capitalized value by writing off all or a portion of the value of these assets.  The patents for the SEVFL have a carrying value of $169,000.  Since these patents involve a new technology that has not been proven, we cannot yet determine whether these costs are recoverable.  We believe that this technology can be developed and will continue to carry these patents at their amortized value.  At some future point, if we believe that we cannot develop this technology or this technology cannot be profitability developed, we will reduce the carrying value of these assets at that time to their estimated fair value.

Results of Operations

The Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

Revenues.  There were no revenues for the three or nine months ended September 30, 2005 or 2004.  We are conducting investigational clinical trials in the United States, and, therefore, we cannot sell our products in the United States until our clinical trials are completed and the FDA approves the sale of our products.   We cannot sell in the European Union and other international markets until we obtain CE Mark registration and other regulatory approvals for our products.  We are in the process of trying to obtain CE Mark approvals for our products, but our lack of funds during 2004 up to March 2005 delayed this process.

We expect to be able to conduct a multi-site clinical trial in Canada for the treatment of ocular hypertension and primary open angle glaucoma by early 2006 and have received approval from the FDA to expand to our Phase III clinical trials for the treatment of presbyopia in the United States.  However, any commercialization of our products in these two countries will not occur in the near future.

We expect to be able to obtain CE Mark registration by late 2005.  However, even if we do obtain CE Mark approvals, we have determined to limit our activities in Europe until we have the ability to better service our customers in Europe.  Therefore, we do not expect any sales revenue in the near future.

Until we have finished our trials, completed our research on simplifying and improving the SSP and can provide adequate support for commercialization, we believe it would not be in our best interest to prematurely enter a market.

Cost of Sales.  There was no cost of sales for the three or nine months ended September 30, 2005 or 2004, as there were no revenues, as discussed above.  Until we determine how we are going to produce and distribute our products in markets where we may receive approval to sell, we cannot accurately estimate what profit margins are to be expected from future sales.

Selling, General and Administrative Expenses.  For the three months ended September 30, 2005, selling, general and administrative (“SG&A”) expenses were $273,000 compared to $179,000 for the three months ended September 30, 2004, an increase of $94,000.  The increase was principally due to increased costs for obtaining our CE Mark of $42,000, an increase of $18,000 in directors fees principally due to fees paid monthly to the vice-chairman of the Board of Directors (see the discussion of the March 2005 private placement above), $7,000 in patent maintenance costs, $11,000 in employment agency fees and $16,000 in other expenses.

For the nine months ended September 30, 2005, SG&A expenses were $716,000 compared to $581,000 for the nine months ended September 30, 2004, an increase of $135,000.  The increase was principally due to increased directors fees of $75,000, primarily for the reason explained above and a one-time payment of $40,000 to a director for his services related to the “going private” transactions discussed above.  There was also an increase of $48,000 in costs related to obtaining our CE Mark in Europe and an increase of $12,000 in other expenses.

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

Salary and Related Expenses.  For the three months ended September 30, 2005, these expenses were $146,000 compared to $126,000 for the three months ended September 30, 2004.  The $20,000 increase was due primarily to the addition of a new employee during the current quarter.

For the nine months ended September 30, 2005, these expenses were $453,000 compared to $392,000, an increase of $61,000.  The increase was principally due to $44,000 in stay-pay bonus payments under agreements with certain employees that were negotiated during the curtailment of operations in 2004 and paid in March 2005 and the addition of a new employee during the quarter ended September 30, 2005.

Our salary and related expenses may increase in the future as we may hire additional personnel in connection with establishing our manufacturing, distribution, marketing and regulatory operations.  Because of our lack of funding in 2004, we could not hire additional personnel to perform these functions.  We cannot, at this time, determine to what extent our salary and benefits costs will increase.  The amount of any increase will be influenced by whether these functions are staffed primarily with employees or with consultants.  Until we have revenues and/or funding is assured, it may be more practicable to use consultants even though that may be more expensive in the short term.

Stock-based Compensation:  Stock-based compensation was $132,000 for the three months ended September 30, 2005 compared to $84,000 for the three months ended September 30, 2004.  The increase was primarily the result of the additional options issued during the quarter.

Stock based compensation was $565,000 for the nine months ended September 30, 2005 compared to $153,000 for the nine months ended September 30, 2004.  In addition to the impact of the additional options issued during 2005, stock-based employee compensation expense for the nine months ended September 30, 2005 included a charge of $169,000 as a result of the vesting of options on March 1, 2005 from a change in control, which arose from the March 2005 financing (discussed above).  Stock-based employee compensation for the nine months ended September 30, 2004 was impacted by the expiration of certain options prior to their vesting, which resulted in a reduction in previously recognized compensation expense of $178,000.

Professional Services.  Professional service fees were $284,000 for the three months ended September 30, 2005 compared to $179,000 for the three months ended September 30, 2004.  The $105,000 increase in professional services was the result of an increase of $70,000 in legal fees, primarily related to costs of defending ourselves in the lawsuit brought by Biolase Technology, Inc. (“Biolase”), seeking a declaratory judgment to nullify one of our patents, and legal costs associated with our “going private” transaction; $29,000 in costs related to obtaining our CE Mark in Europe; $15,000 in fees for auditing services primarily related to the “going private” transaction and $23,000 in consulting fees paid to our medical director.  The increase was partially offset by a decrease of $30,000 in fees for investment advisors and $2,000 in other fees.

For the nine months ended September 30, 2005, professional services fees were $737,000 compared to $701,000 for the nine months ended September 30, 2004, an increase of $36,000.  The increase was principally due to $349,000 in increased legal fees, primarily related to costs of defending ourselves in the lawsuit brought by Biolase and legal costs associated with our “going private” transaction, $100,000 to a consultant to the Board of Directors, who advised the Board on the March 2005 private placement and the “going private” transaction and $38,000 in consulting fees paid to our medical director.  This was partially offset by a decrease of $450,000 in consulting fees to investment advisors that provided services related to long-range financial planning, new financing and investor relations, resulting primarily from the forgiveness in the current year of certain fees due these investment advisors compared to the prior year expense, and $1,000 in other fees.

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

Clinical Trials:  The cost incurred for our FDA and other clinical trials increased $455,000 to $672,000 for the three months ended September 30, 2005 compared to $217,000 for the three months ended September 30, 2004.  The increase in clinical trial costs reflected our ability to resume and expand our FDA and other clinical trials as a result of funds received on March 1, 2005, including preliminary work to start clinical trials for the use of the SSP to treat ocular hypertension and primary open angle glaucoma.  We increased spending $436,000 related to adding more surgeons to our trials and obtaining approval to expand to Phase III of our clinical trials, including $74,000 in equipment purchases for our investigators, $70,000 in fees to investigators, $82,000 to consultants to seek FDA approval for our Phase III clinical trials, and $210,000 for training, site visits and control.  We also incurred $13,000 in charges related to obtaining approval to begin trials for glaucoma and ocular hypertension and $6,000 for other expenses.

For the nine months ended September 30, 2005, costs for clinical trials increased $358,000 to $1,165,000 from $807,000 for the nine months ended September 30, 2004.  Because of our lack of funds until March 2005, we had reduced expenditures related to our FDA Phase II clinical trials to preserve our cash.  As a result, at least until March 2005, we had not added any new investigational sites to the three sites that were initiated in the first quarter of 2004, had slowed patient recruitment, and had assumed much of the daily management of the clinical trials internally to reduce fees to outside consultants.  We increased spending $289,000 related to adding more surgeons to our trials and obtaining approval to expand to Phase III of our clinical trials, including $12,000 in fees to investigators, $102,000 to consultants to seek FDA approval for our Phase III clinical trials, and $175,000 for training, site visits and control.  We also incurred $56,000 in charges related to obtaining approval to begin trials for glaucoma and ocular hypertension and

$22,000 in increased salary expense.  These increases were partially offset by a decrease of $9,000 in other expenses.

We expect that costs in the coming months will be materially higher than comparable periods of the prior year as we increase the number of investigational sites participating in our clinical trials to as many as ten sites.  We also expect to seek approval to conduct a multi-site clinical trial in Canada for ocular hypertension and primary open angle glaucoma.  We currently expect to request approval for as many as ten sites in Canada to conduct these clinical trials.

Research and Development Expense.  Research and development expense was $119,000 for the three months ended September 30, 2005 compared to $19,000 for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, research and development expense was $119,000 compared to $34,000 for the nine-month period in the prior year.  The current year’s expense primarily represents consulting fees paid for work on ways to simplify and improve the SSP.  The prior year expense was the result of the amortization of the prepaid consulting contract with Dr. Schachar, our former Chief Scientist, for his continuing research on a device to treat age-related macular degeneration.  The Company decided not to continue to pursue the development of that device and wrote off the remaining balance of the prepaid consulting contract in September 2004.

Research and development expenses will continue to increase as compared to the prior year as we pursue ways to improve the SSP.   We do not expect to spend any additional funds on research for the SEVFL during the next year.

Depreciation and Amortization Expense.  Depreciation and amortization expense was $60,000 for the three months ended September 30, 2005 compared to $153,000 for the three months ended September 30, 2004, a decrease of $93,000.  For the nine months ended September 30, 2005, depreciation and amortization decreased $116,000 to $187,000 as compared to $303,000 for the nine months ended September 30, 2004.  The decrease for both periods was due primarily to the decrease in the costs of patents written off in the current year as compared to the prior year.

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

Other Income (Expense), Net.  Other income of $13,000 for the three months ended September 30, 2005 consisted of interest income of $30,000 on our cash balances, which was partially offset by $17,000 in interest expense that represented the accretion of discount on the liability for the separation and consulting agreement with Dr. Schachar.

Other expense of $37,000 for the nine months ended September 30, 2005 consisted primarily of interest expense of $112,000, which was partially offset by $75,000 in interest income on our cash balances.  Interest expense represented the accretion of discount of $58,000 on the liability for the separation and consulting agreement with Dr. Schachar, interest expense of $15,000 on the Medcare bridge loan and on our convertible debt, and the accretion of discount of $39,000 on the convertible debt.

Other expense of $25,000 for the three months ended September 30, 2004 and $77,000 for the nine months ended September 30, 2004 consisted primarily of interest expense of $26,000 and $87,000, respectively, which was partially offset by $1,000 and $10,000, respectively, in interest income on our cash balances.  Interest expense represented the accretion of discount on the liability for the separation and consulting agreement with Dr. Schachar.

Income Taxes.  We recorded no income tax benefit for either period.  Any benefit related to the current or prior period’s loss was offset by a corresponding increase in the deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3,082,000 at September 30, 2005.  This represents an increase of $2,882,000 since December 31, 2004.  The increase was primarily the result of the $6,801,000 received from the March 2005 private placement (net of issue costs), net of $250,000 in net repayments of debt, $155,000 in additions to patents and trademarks, $7,000 in additions to property and equipment and $3,506,000 in funds used for operations.

We have been attempting to raise adequate capital to be able to conduct our FDA clinical trials for the treatment of presbyopia, resume our clinical trials in Canada for the treatment of ocular hypertension and primary open angle glaucoma, obtain CE Mark and other regulatory approvals to begin sales in Europe and in other international markets, and continue to improve the procedure, making it simpler and with more consistent results.   Management has had to devote a significant amount of time to raising capital rather than to these matters.  Our management took certain steps in 2004 to reduce cash expenditures while pursuing additional financing.  In January 2005, a bridge loan of $500,000 was made by an investor who later funded a $7,001,000 private placement of preferred stock and a warrant in March 2005 (see above).  Management believes, as a result of the March 2005 private placement, that it has adequate funds on hand to pursue our current business plan until approximately the beginning of the first quarter of 2006.  As a result of receiving permission to start our Phase III clinical trials from the FDA, and subject to the satisfaction of certain representations, warranties and other conditions, including the absence of a material adverse event, we have a commitment for an additional $7,000,000 to be funded no later than March 2006 by Medcare; however, we expect part or all of the funding to be received early in the first quarter of 2006.  There can be no assurances, however, that there will not be delays, complications or other unforeseen events, including increased costs, which prevent us from achieving our current business plan over the next twelve months or prevent or delay our receiving the additional financing.

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

We do not currently expect any meaningful revenue from Europe in 2006 or 2007, as previously anticipated.  We believe that we should devote our management time and resources to the ongoing FDA clinical trial, the proposed Health Canada clinical trial and to further development of the SSP.  We will reconsider the timing of our commercial launch in Europe at a later time.  Without any meaningful revenue sources, we will require additional debt and/or equity financing to complete our business plan in a timely manner.  There can be no assurances that additional financing can be obtained on reasonable terms or at all.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance included certain exceptions to that principle.  This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of this statement did not have a material effect on our financial statements.

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

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2005, Refocus granted an option to purchase 100,000 shares of Company common stock to an employee and an aggregate of 350,000 shares of Company common stock to certain consultants.  The grant to the consultants is subject to stockholder approval of an amendment to the Company’s existing stock option plan to increase the number of available shares under the plan.  The option to the employee vests equally on the grate date in 2006, 2007 and 2008.  The exercise price is $0.25 per share and the term is ten years from the date of vesting.  The options to the consultants vest upon certain milestones.  The options to the consultants have a term of ten years from the date of grant and have an exercise price of $0.25 per share.  The closing quote for the Company’s common stock on the OTC Bulletin Board on August 12, 2005, was $0.21 per share.  The stock underlying the options granted to the employee and consultants is not registered under the Securities Act of 1933 and, as a result, are “restricted securities” and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Agreements representing these options contain a legend stating the same.  These securities were issued by Refocus in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as transactions not constituting a public offering of securities.

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

Refocus Group, Inc.

	By	/s/ Mark A. Cox
Mark A. Cox
November 14, 2005		Vice President, Secretary and Chief Financial Officer
(Principal Financial and Accounting Officer)